Form 10KSB
period 1997-12-31
CROSS Z SOFTWARE CORP
filed 1998-03-31
CIK 855743

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                   FORM 10-KSB

(Mark One)


/ X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997
                          -----------------

/  /     TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ________ to _______________

                         Commission file number 1-13587

                           CROSSZ SOFTWARE CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


                Delaware                                  94-3087939
     --------------------------------              -----------------------------
     (State or other jurisdiction of               (IRS Employer Identification
      incorporation or organization                         Number)



            60 Charles Lindbergh Boulevard, Uniondale, New York 11553
--------------------------------------------------------------------------------
           (Address of Principal Executive Offices)           (Zip Code)

       Registrant's telephone number, including area code: (516) 228-8500
                                                           --------------
          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.001 per share


                  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.           Yes /X/ No / /

                  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

                  State the issuer's  revenues for its most recent  fiscal year:
The issuer's revenues for the fiscal year ended December 31, 1997 were $1,012,159.

                  The  aggregate  market  value  of the  voting  stock  held  by non-affiliates of the Registrant computed by reference to the price at which the stock was sold on March 2, 1998 was approximately: $13,858,805. Solely for the purposes of this calculation, shares held by directors and officers of the Registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the Registrant that such individuals are, in fact, affiliates of the Registrant.

                  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At March 1, 1998, there were outstanding 5,119,807 shares of the Registrant's Common Stock, $.001 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

                  Certain portions of the Registrant's definitive proxy statement to be filed not later than April 30, 1998 pursuant to Regulation 14A are incorporated by reference in Items 9 through 12 of Part III of this Annual Report on Form 10-KSB.

                  Transitional Small Business Disclosure Format (check one):

                  Yes /   /  No / X /

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS



Company Overview

         CrossZ Software Corporation ("CrossZ" or the "Company") develops and markets proprietary business intelligence software solutions that enable business managers to make strategic decisions, leveraging existing corporate data. Through the evolution of technology, businesses operating in transaction intensive industries, such as telecommunications, retail and banking, have dramatically increased their ability to gather and store large amounts of data generated from various sources. Such data contains information that, if extracted effectively and efficiently, can be used to enhance strategic corporate development. While companies have invested heavily in capturing data, they have only recently begun to focus significant resources on the management and analysis of such data; consequently, the data gathering and analysis industry is experiencing significant growth. The Company developed its products in response to the need by major corporations to analyze these increasing volumes of data.

         In the third quarter of 1996, the Company shifted its focus from using its proprietary technologies to provide contract data analysis services, to the sale and support of its proprietary products, thereby enabling customers to do their own analysis. To date, the Company has realized limited sales.

         The Company was incorporated in Delaware in 1997 and is the successor by merger to CrossZ International, Inc., a California corporation ("CrossZ-California"), incorporated in 1989. Unless otherwise indicated, references to the Company also include its predecessor.

Industry Background

         Data marts are component technologies in the "Business Intelligence" or more broadly, the "Data Warehousing" market. International Data Corp. ("IDC"), a leading technology consulting/research company, estimates that the size of the data warehousing software market will increase to over $5.0 billion by the year 2000, with an annual compound growth rate of approximately 30%. The stimulus for this growth is the exceptional returns on capital experienced by companies that have invested in data warehousing and related technologies. IDC studied 62 companies that invested an average of $2.2 million each in data warehousing and found that the average return on investment after three years was 401%.

         There are generally three components to an enterprise-wide business intelligence system:

         - Data warehouse: where the unprocessed corporate data is stored in one place. Data warehousing involves the controlled, periodic loading of selected historical data from various databases into a central repository in a summarized and standardized format that is made available to users on a read-only basis. This approach provides users with better access to critical data in the organization's relational database management systems ("RDBMS"), but users are not generally familiar enough with database syntax to extract data from data warehouses without assistance from information technology ("IT") personnel.

         - Data mart: subject-specific subsets of the data warehouse. An advanced form of data mart contains pre-calculated answers stored in a multidimensional data mart known as a data cube.

         - Data analysis: accessing information and discovering and extracting hidden patterns or trends from databases and data marts.

         Despite the size of this market, and the strategic value of the "business intelligence" available from corporate data, businesses developed their information systems solely to support transactional data processing, collecting and storing the data necessary to facilitate such processing. Therefore, data storage methods designed in contemplation of narrow transactional goals are being burdened with the new goals of strategic analysis. Such systems do not fully address the need to transform data into useful information.

         In the business intelligence area, RDBMS are most frequently used as data repositories, both for historical data as a "data warehouse" and for analytical data as a "datamart." RDBMS are tuned to optimize support of high volume on-line transaction processing ("OLTP") applications such as data entry and do not support the extraction and analysis of that data.

Limitations of Traditional On-Line Analytical Processing Products.

         Although a data warehouse is useful, because it contains all of the data that will be analyzed, its immense size makes business intelligence analysis inefficient and unwieldy. Within any data warehouse there will be extraneous data (such as data related to the goal of the analysis) that must be disregarded in any specific or particular analyses. For example, if a company is trying to determine the most relevant factors in retaining its customers for repeat purchases, certain elements of each customer's data profile will have a relatively high correlative value, such as income, gender or occupation, while other elements will have a relatively low correlative value, such as first name or social security number. A data warehouse contains all the data elements, however, it does not contain the additional information necessary to identify those data elements relevant to a business goal.

         The response to the inefficiencies of the data warehouse has been the development of the data mart. However, traditional data mart technology is still based on the relational model employed in the data warehouse and often does not present that data in a fully transformed form most suitable for analytical as opposed to storage purposes.

         The Company believes enterprises are searching for ways to transcend these limitations, to develop data marts that more efficiently support Business Intelligence analytical techniques, in less time, with a more precise correlation between data mart content and the user's business objectives. At the same time, such product must use existing hardware and systems and minimize impact on critical IT resources.

         The  Company   believes  that  its   QueryObject   System  provides  an
enterprise-wide   solution  to  the  problems  of  first  generation  data  mart technology limitations.

QueryObject(TM) System.

         QueryObject System employs advanced mathematics to create compact, portable and accurate representations of data sets, called QueryObjects, from the data repository. In real-world applications, a QueryObject System-based data mart can be tens, hundreds or even thousands of times smaller than the source data, thereby making terabyte-class databases small enough to transport on a standard laptop. QueryObject System technology can reside on mainframe, midrange
(UNIX) or Windows NT systems. In October 1997, the Company began to implement full-scale marketing of QueryObject System. QueryObject System previously required certain consulting services and was promoted selectively through direct sales channels, at several industry trade shows, and to potential business partners. The current release of QueryObject System has reduced consulting requirements and is capable of running on additional UNIX operating systems and the Windows NT operating system.

         The Company believes that QueryObject System offers the following advantages over conventional data marts:

         o Plug and Play with Raw Data: QueryObject System allows the user to extract virtually unlimited amounts of raw data directly from existing OLTP and other systems, without the need to aggregate and then summarize the data.

         o Fresher Data: Performing a full scan on a data warehouse to create a data mart is time intensive, consumes CPU resources, and renders the warehouse virtually inaccessible to users with other purposes. In fact, most businesses find it difficult to perform more than one full scan on their data warehouse in a day and often require a week or more to create a data mart. QueryObject System was designed specifically for high speed data mart creation without the management overhead and negative performance implications associated with data warehouses and other conventional data repositories, allowing users to create dozens of data marts in a single day. Moreover, because QueryObject System technology can reside on MVS, UNIX or Windows NT servers, the user can create the data mart on the system that makes the most sense for the business and insulate mission critical applications and databases from the performance degradation normally associated with full database scans.

         o Lower Cost: As a result of their ability to load raw data directly into QueryObject System, users can reduce or eliminate time-consuming work such as extracting, cleaning, normalizing, formatting and summarizing data before loading it into a data warehouse. In addition, large amounts of operational data can be preserved for future analysis at far lower cost than a data warehouse.

         o Greater Scalability and Speed: The Company believes QueryObject based data marts contain more data in less storage space than traditional data marts such as Arbor Essbase and Oracle Express. A single QueryObject can contain hundreds of millions of records, tens of thousands of values in each field or column and billions of potential query answers. The use of proprietary algorithmic equations allows QueryObject-based data marts to store more data in a fraction of the storage space needed by conventional data marts. Even with data marts that measure in the hundreds of millions of records, the retrieval can often be executed in seconds or less.

         o Greater Multi-User Support: QueryObjects can support unlimited numbers of concurrent users since all possible answers to all possible queries are contained therein, and impose virtually no degradation on processing, in contrast to conventional data marts that consume large amounts of processing power in computing potential answers.

         o Greater Mobility: When business intelligence was a function confined to a small cadre of analysts and specialists, it was acceptable for business intelligence systems to reside in a single, central location. In contrast, since QueryObjects can reside on desktops, laptops, and Web servers, or be distributed over local area networks, they allow businesses to deploy complex data marts to thousands of users in an enterprise, using existing information technology infrastructure.

The CrossZ Strategy

         The Company's objective is to establish the QueryObject System technology as a ubiquitous data mart standard for providing information to business intelligence applications. Key elements of the Company's strategy include:

         Establish Technology Leadership. The Company has developed a number of technologies specifically to meet the scalability, capacity, usability and functionality requirements of data mart software. In particular, the Company has developed a proprietary high performance mathematical algorithm suite to compute and represent all possible answers, univariates, uniques and intermediates across very large databases. These answers are stored in highly compact formats that do not require significant server memory or processing power to provide instantaneous query response. The Company intends to continue to develop what it believes are innovative technologies and features to address the specific business requirements of data marts in the areas of performance, scalability, data integrity, system administration and decision analysis capabilities. The Company intends to continue to invest in its technology in order to enhance its existing data mart products.

         Develop Strategic Relationships. To accelerate the adoption of the QueryObject System as a standard platform business intelligence application, the Company has begun to form strategic relationships with many providers of business intelligence software applications, tools and services. The Company believes that its strategic relationships with hardware and other software vendors are a key part of its strategy to establish a leadership position in the business intelligence data delivery market. The Company has established license agreements and VAR relationships with Amdahl Corporation, Hewlett-Packard Company, APlus Technologies, GM Group (GM Group is not affiliated with General Motors Corporation), IBEX Corporation SA, Empower Geographics, Inc., STRATOS, Strategic Tools & Services and Worldnet Consulting, SA. In addition, the Company has a joint development and marketing agreement with Siemens Pyramid and co-marketing programs with several companies including Brio Technology, Inc. and Siemens Nixdorf Information Systems AG.

         Expand Open Systems Approach. The Company seeks to maximize the market for its products by designing them to adhere to industry standards, which allows the sharing of data across platforms and software applications. QueryObject technology operates with a wide range of third-party front-ends, databases and operating systems via an open architecture that supports Microsoft's open database connectivity (ODBC) and object linking and embedding database ("OLE DB") standards. The Company believes that its open systems approach represents a competitive advantage versus competing solutions that are more proprietary in nature, and as such intends to continue to adhere to industry standards.

         Leverage Existing Investments in Information Technology. The Company believes that it has designed QueryObject System to take advantage of customers' existing IT investments, thereby accelerating the acceptance of such software. QueryObject System is designed to leverage investments in personal computer hardware and software and to integrate data from existing relational databases, legacy repositories and emerging data warehouses. The Company also leverages third party-based consulting services and distribution capabilities to enable it to focus on providing industry leading business intelligence data delivery software.

         Target Horizontal Markets/New Applications and Markets. Because the delivery of relevant data to business intelligence applications is a critical corporate function in a wide variety of industries, the Company believes that its solutions are potentially applicable in a broad range of markets. The Company is currently targeting customers in financial services, insurance, telecommunications, retail and health care. The Company's strategy also includes converting customized applications it develops as proofs-of-concept into products for sale to specific market segments.

         Provide Superior Customer Service. The Company believes that providing superior customer service is critical for customer success. The Company's strategy is to deliver technology and services that enable its customers to implement quickly and cost effectively integrated data mining/data mart applications. The Company provides its customers with a comprehensive array of services, including software updates, documentation updates, product maintenance and emergency response. The Company intends to maintain its focus and to continue to invest in service and support to extend its customer service advantage.

         Expand Sales and Marketing Capabilities. The Company intends to expand its sales and marketing capabilities, both domestically and internationally, by increasing the size of its direct sales organization and developing an indirect channel of distributors such as original equipment manufacturers ("OEMs") and value-added resellers ("VARs"). During 1997, the Company opened an office in the United Kingdom to enter the European marketplace.

Products

         The Company's QueryObject System is a highly scaleable and efficient solution for providing business intelligence applications and users with all the relevant information from corporate data.

         QueryObject System

         QueryObject System is a powerful OLAP data mart solution that transforms mainframe size databases into highly compact and portable mathematical representations that fit onto standard PC laptops. The following table lists the QueryObject System product line by configuration and operating system:

--------------------------------------------------------------------------------
                         Product            Configuration      Operating System
                   -------------------------------------------------------------
Basic System       QueryObject Voyager         Client        Win 95/NT
                   -------------------------------------------------------------
                   QueryObject DBA             Client        Win 95/NT
                   -------------------------------------------------------------
                   QueryObject Designer        Client        Win 3.1, 95/NT
                   -------------------------------------------------------------
                   QueryObject Engine          Server        MVS, UNIX, Win NT
--------------------------------------------------------------------------------
Optional Modules   QueryObject Open            Client        Win 3.1, 95/NT
                   -------------------------------------------------------------
                   QueryObject Viewer          Client        Win 3.1, 95/NT
                   -------------------------------------------------------------
                   QueryObject Server          Server        Win NT, UNIX
================================================================================

         QueryObject Voyager ("Voyager") is a data mart prototyping tool that uses advanced data mining techniques to help the user rapidly design data marts best suited to answer its business question. Voyager consists of data mining applications that utilize multiple concurrent pattern recognition algorithms to analyze data from multiple sources throughout an enterprise, including data from RDBMS, data warehouses and other data repositories, and to automatically design, prototype and compute the economic value of a data mart. The Voyager product operates on Windows 95 or Windows NT.

         The principal functions of Voyager include:

         -        project set-up and management;
         -        data usability;
         -        business goal definition;
         - correlation ranking of all useable input variables/columns of the business goal;
         -        multiple concurrent algorithm data mining;
         - integration of data mining results with a QueryObject data cube created on the fly;
         - data visualization functions for economic value measurement and return on investment; and
         -        machine  readable  output  of  the  data  mart   specification
                  "blueprint" for direct importing into the QueryObject engine

         While initially intended as a stand alone product, results from a recent market test indicate that Voyager's main value is as a component of the QueryObject System. The Company therefore does not intend to market Voyager on its own but rather as in integral part of the QueryObject System.

         QueryObject DBA (Data Base Administrator) provides administrators in a Windows based environment with a tool to manage the process of reading, synchronizing and staging source, atomic level data in QueryObject System. Using standard drag and drop actions, data administrators can map their source data into the QueryObject System repository, the QueryObject Ready File. The Company believes that QueryObject DBA users benefit from working with a graphical tool that understands the complexities of both legacy and warehouse data.

         QueryObject Designer enables end users to design and build their own QueryObjects. Working in a familiar Windows environment, users create QueryObjects by selecting a subset of the fields from the QueryObject Ready file using a drag and drop interface. The Company believes that the end user benefits from an environment that requires no programming, gives a visual representation of the QueryObject, and is able to process hundreds of millions of data records.

         QueryObject Engine is designed to work with large quantities of data, reads a variety of data formats and processes the data first into an analytical repository, and then into multiple QueryObjects. From this staging area, multiple QueryObjects are produced in an efficient manner on the server. The Company believes that users are protected from the server environment by using QueryObject Voyager, QueryObject DBA and QueryObject Designer, yet they gain the power of a server behind their business intelligence system. QueryObject Engine runs on a wide variety of server platforms from MVS to UNIX to Windows/NT. The resulting QueryObject can be moved to a user's individual personal computer or managed by the QueryObject Server.

         Unlike other data mart systems that require significant amounts of preprocessing and data aggregation, QueryObject Engine is able to perform these tasks automatically for each QueryObject. The Company believes that the ability to store and build a QueryObject from detail level data allows the user to explore his data without the constraints of pre-aggregated data sets that might not represent the data in the manner that the user requires for a particular business challenge.

         QueryObject Open contains both the ODBC and OLE DB interfaces that allow end users to work within a familiar environment as an alternative to QueryObject Viewer.

         QueryObject Viewer is a multidimensional database browser that allows users to segment and filter their database. Where other tools limit the number of dimensions a user can analyze, or force the user to navigate predefined drill down paths, QueryObject Viewer allows the user full access to the data for open ended and wide-ranging exploration. QueryObject Viewer features three display modes, including spreadsheets and graphics, which enable a user to select the interface type with which he is most comfortable. Using standard Windows drag and drop methods, a user can customize his view of the data. Additionally, data can be moved into other standard Windows packages.

         QueryObject Server allows the enterprise to locate and manage QueryObjects on a centralized server infrastructure. QueryObject Server provides enhanced security and performance across multiple QueryObjects. Users may also download QueryObjects from the server to their individual personal computers.

Sales and Marketing

         The Company markets and sells QueryObject System through its direct sales organization and intends to increase the proportion of sales through indirect channel parties such as VARs and OEMs. The direct sales process involves the generation of sales leads through direct mail and telemarketing or requests for proposal from prospects. The Company's field sales force conducts multiple presentations and demonstrations of its products to management and users at the customer site as part of the direct sales effort. Sales cycles generally range from six months to nine months or longer.

         The Company's sales, marketing and related customer support services organization consisted of 27 full time employees as of December 31, 1997. The sales staff is based at the Company's corporate headquarters in Uniondale, New York and at field sales offices in the metropolitan areas of Chicago, Miami, and London, England. To support its sales force, the Company engages in direct mail solicitations, telesales and public relations and presents its products at trade shows.

         The Company employs sales and technical personnel who are teamed with an inside sales specialist to support a designated account territory within a specified geographic area. The team is responsible for creating and maintaining local partner relationships and resolving channel conflicts. To ensure the appropriate level of channel support, the direct sales force is compensated for sales that are made through indirect channel partners and those that are made directly to end users. A separate partnering and business development function is responsible for the recruitment and maintenance of OEMs and national and global VARs and business partners.

         The Company believes that a high level of customer support is important to the successful marketing and sale of QueryObject System. Maintenance and support contracts, which are typically for twelve months, are offered with the initial license, and may be renewed annually at a cost equal to a fixed percentage of the total license fee paid. Telephone hotline support will be complemented by an internet site that provides an interactive forum and a repository for technical tips and skills.

Research and Development

         The Company believes that its future success will depend in large part on its ability to maintain and enhance its leadership in business intelligence software technology and develop new products that meet an expanding range of customer requirements. The Company's research and development organization is divided into teams consisting of development engineers and quality assurance engineers. The market addressed by the Company is very sensitive to product quality and therefore the process is aimed at continuous improvement of product quality. The product definition is based upon a consolidation of the requirements from existing customers, from technical support and from engineering. These are prioritized by the Company's management to fit business priorities and to meet the Company's vision.

         The market for the Company's software is characterized by rapid technological change, frequent new product introductions and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. Therefore, the life cycles of the Company's products are difficult to estimate. The Company's future success will depend upon its ability to enhance on a timely basis its current products, develop and introduce new products that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of its customers.

         As of December 31, 1997, the Company's research and development organization consisted of 16 full time employees. The Company also utilizes independent contractors located in Europe for its development activities. During 1997 and 1996, research and development expenses were $2,523,127 and $1,791,597 or 249% and 94% of total revenues, respectively. The Company will continue to commit substantial resources to research and development in the future.

Proprietary Rights

         The Company relies primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company also believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are essential in establishing and maintaining a technology leadership position. The

Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection.

         The Company currently has several registered trademarks, and may seek additional legal protection for its products and trade names. The Company has invested substantial resources in registering the trademarks and developing branded products and product lines. There can be no assurance that the steps taken by the Company to protect these intellectual property assets will be sufficient to deter misappropriation. Failure to protect these intellectual property assets could have a material adverse effect on the Company's business operations. Moreover, although the Company is not aware of any lawsuit alleging the Company's infringement of intellectual property rights, there can be no assurance that any such lawsuit will not be filed against the Company in the future or, if such lawsuit is filed, that the Company would ultimately prevail.

         The Company currently has no United States patents or corresponding patent applications pending elsewhere. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology or design around any patents that may be owned in the future by the Company. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of its products or to obtain and use information that it regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect the Company's proprietary rights as fully as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights in the United States or abroad will be adequate or that competitors will not independently develop similar technology. The Company has entered into source code escrow agreements with a limited number of its customers and VARs requiring release of source code. Such agreements provide that such parties will have a limited, non-exclusive right to use such code in the event that there is a bankruptcy proceeding by or against the Company, if the Company ceases to do business or if the Company fails to meet its contractual obligations. The provision of source code may increase the likelihood of misappropriation by third parties.

         The Company is not aware that it is infringing any proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement by the Company with respect to QueryObject System or enhancements thereto. The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays and require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, if at all. In the event of a successful claim of product infringement against the Company and failure or inability of the Company to license the infringed or similar technology, the Company's business, operating results and financial condition could be materially adversely affected.

Competition

         The market in which the Company competes is intensely competitive, highly fragmented and characterized by rapidly changing technology and a lack of standards. The Company's current and prospective competitors offer a variety of data mining and multidimensional data mart software solutions and generally fall within five categories: (i) vendors of multidimensional database and analysis software such as Oracle (Express), Arbor (Essbase) and Pilot Software (Pilot Lightship Server); (ii) vendors of OLAP/relational database software such as Informix (Metacube), Information Advantage (Decision Suite) and Holistic Systems (Holos); (iii) vendors of desktop based data mining software, such as Business Objects (BusinessMiner), Cognos (Scenario), Agnoss (Knowledge Seeker) and DataMind (DataCruncher); (iv) vendors of server based multiprocessor data mining software such as Thinking Machines (Darwin), Neovista (Neovista) and Hyperparallel (Hyperparallel); and (v) vendors of vertical software applications for budgeting and financial consolidation, such as Hyperion Software Corporation (Hyperion and FYPlan) and consulting vendors such as Coopers & Lybrand, Arthur Andersen and Deloitte & Touche, who focus on customer applications in the telecommunications, banking, insurance and retail industries.

         The Company has experienced and expects to continue to experience increased competition from current and potential competitors, many of whom have significantly greater financial, technical, marketing and other resources than the Company. Such competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sales of their products than the Company. Also, certain current and potential competitors may have greater name recognition or more extensive customer bases that could be leveraged, thereby gaining market share to the Company's detriment. The Company expects additional competition as other established and emerging companies enter into the OLAP software market and new products and technologies are introduced. Increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share, any of which would materially adversely affect the Company's business, operating results and financial condition.

         Current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing the ability of their products to address the needs of the Company's prospective customers. The Company's current or future indirect channel partners may establish cooperative relationships with current or potential competitors of the Company, thereby limiting the Company's ability to sell its products through particular distribution channels. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Such competition could materially adversely affect the Company's ability to obtain new contracts and maintenance and support renewals for existing contracts on terms favorable to the Company. Further, competitive pressures may require the Company to reduce the price of

QueryObject System, which would materially adversely affect the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current and future competitors, and the failure to do so would have a material adverse effect upon its business, operating results and financial condition.

         The Company competes on the basis of certain factors, including product quality, first-to-market product capabilities, product performance, ease of use and customer support. The Company believes it presently competes favorably with respect to each of these factors. However, the Company's market is still evolving and there can be no assurance that the Company will be able to compete successfully against current and future competitors and the failure to do so successfully will have a material adverse affect upon the its business, operating results and financial condition.

Employees

         As of December 31, 1997, the Company had a total of 55 full time employees, including 16 in research and development, 27 in sales and marketing and related customer support services and 12 in administration. None of the Company's employees is represented by a collective bargaining agreement, nor has the Company experienced any work stoppage. The Company considers its relations with its employees to be good.

         The Company's future operating results depend in significant part upon the continued service of its key technical and senior management personnel. The Company's future success also depends on its continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company will retain its key managerial or technical personnel or attract such personnel in the future. The Company has at times experienced and continues to experience difficulty in recruiting qualified personnel and there can be no assurance that the Company will not experience such difficulties in the future. The Company, either directly or through personnel search firms, actively recruits qualified research and development, financial and sales personnel. If the Company is unable to hire and retain qualified personnel in the future, such inability could have a material adverse effect on its business, operating results and financial condition.

Recent Developments

         On March 10, 1998, the Company announced that Mark Chroscielewski would resign as Chairman of the Board of the Company. Subsequent to such date, the Company and Mr. Chroscielewski entered into negotiations as to the terms and conditions under which such resignation would occur, but they have been unable to reach a definitive agreement as to such terms and conditions. On March 30, 1998, counsel to Mr. Chroscielewski ("Chroscielewski's Counsel") furnished counsel to the Company with a copy of a complaint, which Chroscielewski's
Counsel stated had been filed in New York Supreme Court, Nassau County. Chroscielewski's Counsel further stated that such complaint would be served upon the Company if negotiations with Mr. Chroscielewski were not to result in a definitive agreement. The complaint alleges a breach of Mr. Chroscielewski's employment agreement and a purported term sheet relating to his resignation. It seeks damages in an amount not less than $301,896, attorneys' fees, certain injunctive relief relating to the description of the circumstances of Mr. Chroscielewski's departure from the Company to be included in the Company's Annual Report on Form 10-K, a declaratory judgment relating to the parties' rights under the aforementioned employment agreement and term sheet, costs and disbursements.

         On March 16, 1998, as part of a consolidated branding effort, the Company announced its intent to do business under the name QueryObject Systems Corporation. The Company intends to submit for stockholder approval at the 1998 Annual Meeting of Stockholders a proposal to change the name of the Company from CrossZ Software Corporation to QueryObject Systems Corporation.

         The Company developed Voyager to be sold as a stand-alone product. Based on the results of a market test, however, the Company determined that the proper marketing of Voyager was as an integrated component of the QueryObject
System. As a result, Voyager is being marketed as a part of the QueryObject System product line.

Risk Factors That May Affect Future Results

         The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights the most material of the risks.

         Accumulated Deficit; Historical and Projected Future Operating Losses; Going Concern Qualification in the Independent Accountants' Report. At December 31, 1997, the Company had an accumulated deficit of $25,866,986. For the fiscal years ended December 31, 1997 and 1996, the Company incurred net losses of $10,563,484 and $4,917,935, respectively. In addition, the Company has incurred a net loss in each year during which it has operated, and its operations to date have been financed in significant part through sales of both equity and debt securities. The Company's expense levels are high and revenues are difficult to predict. As a result, the Company expects to continue to incur net losses for the foreseeable future. There can be no assurance that significant revenues or profitability will ever be achieved or, if they are achieved, that they can be sustained or increased on a quarterly or annual basis in the future. Future operating results will depend on many factors, including the demand for the Company's products, the level of product and price competition, the Company's success in expanding its direct sales force and indirect distribution channels, the ability of the Company to develop and market products and to control costs, the percentage of the Company's revenues derived from indirect channel partners and general economic conditions. The independent accountants' report for the year ended December 31, 1997 states that the Company's recurring losses from operations and the Company's negative cash flow from operating activities raise substantial doubt about the Company's ability to continue as a going concern.

         Dependence Upon New Products; Uncertain Market Acceptance. Substantially all of the Company's revenues for the foreseeable future are expected to be derived from sales of QueryObject System. Between January 1, 1995 and December 31, 1997, the Company realized software product revenue from only seven QueryObject System installations, one of which (sold in 1995) was a pre-production beta version. Further, the Company has recently commenced an integrated marketing effort for its products. The Company's future financial performance will depend upon the successful introduction and customer acceptance of QueryObject System and the development of new and enhanced versions of the product. The failure to achieve broad market acceptance of QueryObject System will have a material adverse effect on the business, operating results and financial condition of the Company.

         Lack of Substantial Revenue; Limited Operating History. The Company has had a limited operating history as a software product company and has not made significant sales of its products. Total revenues for the year ended December 31, 1997 were $1,012,159 and consisted primarily of four sales of QueryObject System. Prior to 1997, the Company's revenues were derived primarily from contract services provided to customers using the Company's proprietary data analysis technology. The Company has discontinued this business. The Company believes that comparisons of its future operating results to operating results presented herein will not be meaningful.

         Limited Working Capital; Need For Additional Funding. At December 31, 1997, the Company had working capital of $3,793,889. The Company has had a limited operating history as a software product company and has not made significant sales of its products. Therefore, revenues are difficult to predict. Based on its current operating plan, the Company believes that its current cash and cash equivalent position is sufficient to meet its working capital and capital expenditure requirements for the next eight months. It is more likely than not that cash generated from operations will be insufficient to satisfy the Company's liquidity requirements beyond eight months, and as a result, the Company will seek to sell additional equity or convertible debt securities or obtain additional credit facilities. However, there can be no assurance that the Company will be able to consummate any such transactions. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders.

         Potentially Limited Trading Market; Possible Volatility of Stock Price. The Common Stock is listed on the Nasdaq SmallCap Market ("Nasdaq"). Under recently implemented Nasdaq rules, in order for the Company to remain eligible for listing on Nasdaq, (i) the Company's Common Stock must have a minimum bid price of $1.00, (ii) the Company must have minimum tangible net assets of $2,000,000 or a market capitalization of $35,000,000 or net income of $500,000 in two of the three prior years, (iii) the Company must have a public float of at least 500,000 shares with a market value of at least $1,000,000 and the Common Stock must have at least two market makers and be held of record by at least 300 stockholders. While the Company currently satisfies Nasdaq listing and maintenance standards, the Company believes that without additional financing (of which there can be no assurance), the Company could have less than $2,000,000 in net tangible assets by September 30, 1998. The failure to meet the maintenance criteria in the future may result in the Common Stock no longer being eligible for quotation on

Nasdaq and trading, if any, of the Common Stock would thereafter be conducted in the non- Nasdaq over-the-counter market. As a result of such delisting of the Common Stock from Nasdaq, it may be more difficult for investors to dispose of, or to obtain accurate quotations as to the market value of, the Common Stock.

         The regulations of the Securities and Exchange Commission ("Commission") promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"), require additional disclosure relating to the market for penny stocks. Commission regulations generally define a penny stock to be an equity security that has a market price of less than $5.00 per share, subject to certain exceptions. A disclosure schedule explaining the penny stock market and the risks associated therewith is required to be delivered to a purchaser and various sales practice requirements are imposed on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). In addition, the broker-dealer must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. If the Company's securities become subject to the regulations applicable to penny stocks (i.e., by Nasdaq delisting), the market liquidity for the Company's securities could be severely affected. In such an event, the regulations on penny stocks could limit the ability of broker-dealers to sell the Company's securities and thus the ability of purchasers of the Company's securities to sell their securities in the secondary market. In the absence of an active trading market, holders of the Common Stock may experience substantial difficulty in selling their securities.

         The trading price of the Company's Common Stock is expected to be subject to significant fluctuations in response to variations in quarterly operating results, changes in analysts' earnings estimates, general conditions in the computer software industry and other factors. In addition, the stock market is subject to price and volume fluctuations that affect the market prices for companies and that are often unrelated to operating performance.

         Dependence on and Expansion of Indirect Channel Partners. An integral part of the Company's sales and marketing efforts is to develop strategic relationships with indirect channel partners such as OEMs and VARs and to increase the proportion of the Company's customers licensed through indirect channel partners. Accordingly, the Company believes that the licensing of its products through indirect channel partners will in the future account for a high percentage of its revenues. There can be no assurance that any customer will continue to purchase the Company's products in the future. The Company currently is investing, and intends to continue to invest, significant resources to develop indirect channel partners, which could adversely affect its operating results if its efforts do not generate significant license revenues. In addition, there can be no assurance that the Company will be able to attract OEMs or VARs or other indirect channel partners that will be able to market the Company's products effectively and will be qualified to provide timely and cost effective customer support and service which could adversely affect the Company's results of operations. In addition, if the Company is successful in selling products through these sales channels, the Company's gross margins may be negatively affected due to the lower unit prices that the Company expects to receive when selling through OEMs or VARs or other indirect channel partners.

         Need to Develop New Products and Adapt to Rapid Technological Change. The market for the Company's software is characterized by rapid technological change, frequent new product introductions and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. The life cycles of the Company's products are difficult to estimate. The Company's future success will depend upon its ability to enhance its current products and to develop and introduce new products that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of its customers. There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that respond to technological change or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products or that the Company's new products and product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. Any potential new products would likely be subject to significant technical risks. If the Company experiences delays in the commencement of commercial shipments of new products and enhancements, the Company could experience delays in or loss of product revenues. If the Company is unable, for technological or other reasons, to develop and introduce new products or enhancements of existing products in a timely manner in response to changing market conditions or customer requirements, the Company's business, operating results and financial condition will be materially adversely affected.

         Dependence on Significant Customers. For the fiscal year ended December 31, 1997, VGER Technologies, Inc. accounted for 65% of the Company's revenues. The Company does not anticipate receiving significant revenues from this customer in 1998.

         Competition. The market for the Company's products is intensely competitive and subject to rapid change. The Company's competitors include Arbor Software, HNC Software Inc., Red Brick Systems, Inc., Informix Corp., Oracle Corp., IBM, and Cognos Inc. Because there are relatively low barriers to entry into the software market, the Company expects additional competition from other established and emerging companies if the business intelligence data delivery software market continues to develop and expand. The Company's competitors have longer operating histories, significantly greater financial, technical and marketing resources and name recognition and a larger installed base of customers and products. In addition, many of the Company's competitors have well-established relationships with current and potential customers of the Company, have extensive knowledge of the relational database industry and may be able to offer a single vendor solution. As a result, the Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products. Further, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. The Company also expects that software industry consolidations may create more formidable competitors, resulting in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, operating results and financial condition.

         Dependence Upon Key Personnel; Need to Increase Sales, Marketing, Development and Technical Personnel. The Company's future performance depends in significant part upon the continued service of its key technical, sales and senior management personnel. The loss of the services of one or more of the Company's key employees, in particular, Alan Kaufman, the President and Chief Executive Officer, could have a material adverse effect on the Company's business, operating results and financial condition. The Company has an employment and consultant agreement with Mr. Kaufman which expires in October 1998, which provides that Mr. Kaufman will serve as either President and Chief Executive Officer or as a consultant. The Company has purchased "key person" life insurance policies on Mr. Kaufman's life in the amount of one million dollars. The Company's future success also depends on its continuing ability to attract, train and retain highly qualified technical, sales, marketing, development and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key technical, sales, development and managerial employees or that it can attract, assimilate or retain other highly qualified technical, sales, development and managerial personnel in the future. If the Company is unable to hire such personnel on a timely basis in the future, its business, operating results and financial condition could be materially adversely affected.

         Lack of Patent Protection and Proprietary Protection on Proprietary Technology; Risks of Infringement. The Company relies primarily on a combination of trade secrets, confidentiality agreements and contractual provisions to protect its proprietary technology.

         The Company has not been notified that its products infringe on the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement by the Company with respect to current or future products. See "Description of Business-- Research and Development."

         Potential Fluctuations in Periodic Results. The Company's revenues may be subject to significant variation from period to period due to the discretionary nature of business intelligence data delivery software purchases and will be difficult to predict. Further, although the Company's product line will include products with sales prices from $7,500 to over $250,000, the majority of its revenues is expected to be derived from products with sales prices from $60,000 to $160,000. As a result, the timing of the receipt and shipment of a single order can have a significant impact on the Company's revenues and results of operations for a particular period. It is also expected that for the foreseeable future a relatively small number of customers and VARs will account for a significant percentage of the Company's revenues. The Company anticipates that product revenues in any quarter will be substantially dependent on orders booked and shipped in that quarter, and revenues for any future quarter will not be predictable with any significant degree of certainty. Product revenues are also difficult to forecast because the market for business intelligence software products is rapidly evolving, and the Company's sales cycle may vary substantially with each customer. As the Company matures in its product releases, it is anticipated that the Company will operate with limited order backlog because its software products will typically be shipped shortly after orders are received.

         Risk of Product Defects; Product Liability. Software products as complex as those offered by the Company may contain undetected errors or failures when first introduced or when new versions are released. Although the Company has not experienced material adverse effects resulting from any errors to date, there can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in new versions of the Company's products after commencement of commercial shipments, resulting in loss of or delay in market acceptance, which could have a material adverse effect upon the Company's business, operating results and financial condition. Although the Company does not maintain an "errors and omissions" insurance policy, its license agreements with its customers typically contain provisions designed to limit the Company's exposure to potential product liability claims. While the Company has not experienced product liability claims to date, the license and support of products by the Company may entail the risk of such claims. A successful product liability claim brought against the Company could have a material adverse effect on the Company's business, operating results and financial condition.

         Limitation on Net Operating Loss Carryforward. The Company estimates that at December 31, 1997 for United States federal income tax purposes, it had tax benefits attributable to net operating loss and research and experimental tax credit ("NOL") carryforwards of $22,000,000 and $144,000 respectively, available to offset future federal taxable income and tax. These NOL carryforwards expire at various dates through 2012. The availability of the NOL to reduce or offset taxable income of the Company is subject to various limitations under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). In particular, the Company's ability to utilize the NOL carryforward would be restricted upon the occurrence of an "ownership change" within the meaning of Section 382 of the Code. Although the determination of whether an ownership change has occurred is subject to factual and legal uncertainties, the Company believes that an ownership change occurred upon the completion of previous financings and such "ownership change" will materially limit the Company's ability to utilize its NOL carryforward. As a result of the "ownership change," the Company will generally be permitted to utilize NOL carryforward (available on the date of such change) in any year thereafter to reduce its income to the extent that the amount of such income does not exceed the product of (i) the fair market value of the Company's outstanding equity at the time of the ownership change (reduced by the amount of certain capital contributions such as those received pursuant to the Company's initial public offering) and (ii) a long-term tax-exempt rate published by the Internal Revenue Service (5.64% for ownership changes occurring in August 1997). Moreover, while such loss carryforwards are available to offset future taxable income of the Company, the Company does not expect to generate sufficient taxable income so as to utilize all or a substantial portion of such loss carryforwards prior to their expiration.

         Management of Changing Business. If the material growth in revenue that the Company anticipates does in fact occur, it will place a significant strain upon the Company's management systems and resources. The Company continues to implement new financial and management controls, reporting systems and procedures. The Company's ability to compete effectively and to manage anticipated future growth will require continued improvement in the Company's financial and management controls, reporting systems and procedures as well as the implementation of new systems as necessary. There can be no assurance that the Company will be able to do so successfully. The Company's failure to do so could have a material adverse effect upon the Company's business, operating results and financial condition.

         International Operations. The Company had no international sales prior to 1996. During 1996, license revenue was recorded with AT&T Istel, a division of AT&T, which is based in the United Kingdom. The Company intends to expand its international operations and to enter additional international markets, which will require significant management attention and financial resources and could adversely affect the Company's business, operating results or financial condition. In order to expand international sales successfully in 1998 and in subsequent periods, the Company must establish additional foreign operations, hire additional personnel and recruit additional international resellers and distributors. To the extent that the Company is unable to do so in a timely manner, the Company's growth, if any, in international sales will be limited, and the Company's business, operating results and financial condition could be materially adversely affected. It is anticipated that the Company's international sales, if any, will be denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products more expensive and, therefore, potentially less competitive in those markets. Additional risks inherent in the Company's future international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, costs of localizing products for foreign countries, lack of acceptance of localized products in foreign countries, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences including restrictions on the repatriation of earnings, weaker intellectual property protection and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have a material adverse effect on the Company's future international sales and, consequently, the Company's results of operations.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company leases 16,385 square feet of office space in Uniondale, New York as its principal administrative, sales, marketing and research and development facility. The lease relating to such facility expires in 2004. In addition, the Company also leases sales offices on a short-term basis in the metropolitan areas of Chicago, Miami, San Francisco and London, England. The Company believes that its existing facilities are adequate for its current needs but anticipates that it will need to seek additional space in the future. The Company believes that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

ITEM 3.  LEGAL PROCEEDINGS

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On October 21, 1997, the Board of Directors of Cross/Z California adopted resolutions authorizing an amendment ("Amendment") to the Amended and Restated Articles of Incorporation of Cross/Z California, effecting a one-for-two reverse stock split (the "Reverse Split") of all Cross/Z California's outstanding shares of Common Stock, par value $.001 per share ("Common Stock"), Series A Preferred Stock, par value $.001 per share ("Series A"), Series B Preferred Stock, par value $.001 per share ("Series B"), Series C Preferred Stock, par value $.001 per share ("Series C") and Series D Preferred Stock, par value $.001 per share ("Series D" and together with the Series A, Series B and Series C, the "Outstanding Preferred Stock"). On or about October 22, 1997, holders of (i) a majority of the outstanding shares of Common Stock voting as a class, and (ii) a majority of the outstanding shares of Series A, Series B and Series C voting together as a single class and (iii) a majority of the outstanding shares of Series D delivered to the Company a written consent (the "Consent") to (a) the Amendment, (b) the conversion of all shares of Outstanding Preferred Stock into Common Stock (the "Preferred Stock Conversion") immediately prior to the closing of an initial public offering resulting in gross proceeds of at least $7,500,000 at an initial offering price of at least $5.00 per share (such amount being determined giving effect to the Reverse Split) and (c) an increase to 1,950,000 shares in the number of shares of Common Stock available for issuance (the "Plan Amendment") under Cross Z/California's 1991 Incentive Stock Plan (such amount having been determined after giving effect to the Reverse Split). The Consent was approved in lieu of holding a meeting of the shareholders to adopt the Amendment, the Preferred Stock Conversion and the Plan Amendment, in accordance with Section 603(a) of the California General Corporation Law.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         The Company's Common Stock is traded on the Nasdaq SmallCap Market under the symbol CRSZ. The table below sets forth the range of closing sale prices of the Common Stock on such market as reported by Nasdaq for the fiscal periods specified.

                                                          Common Stock
                                                    High                   Low
                                                    ----                   ---
Fiscal 1997

Fourth Quarter* ...........................         $6.00                 $4.75

--------------
         * The Company's Common Stock began trading on Nasdaq on November 20, 1997; prior thereto, there was no public market for the Common Stock.

         As of March 1, 1998, there were 135 record holders of the Company's Common Stock. The Company believes that there are in excess of 500 beneficial owners of its Common Stock.

         The Company has never paid any dividends on its Common Stock and does not intend to pay such dividends in the foreseeable future. The Company currently intends to retain any future earnings for the development and growth of the Company.

         On November 19, 1997 the Commission declared effective the Company's Registration Statement on Form SB-2 (File No. 333-34667) relating to the initial public offering ("IPO") of 2,500,000 shares of common stock, $.001 par value (the "Common Stock") of the Company at a price per share of $6.00. The IPO closed on November 25, 1997 and was underwritten by GKN Securities Corp. ("GKN") and Barington Capital Group, L.P. (together with GKN, the "Underwriters"). The Underwriters received underwriting discounts and commissions of 8% of the gross offering proceeds (or $1,200,000). In addition, the Company incurred approximately $1,331,000 of expenses from the offering including a non-accountable expense allowance paid to the Underwriters of 3% of the gross offering proceeds (or $450,000). Accordingly, the Company received net proceeds of approximately $12,469,000 from the IPO. Of such proceeds, approximately $4,461,000 was used to repay bridge notes ("Bridge Notes") issued in connection with a bridge financing (the "Bridge Financing") consummated in July 1997. The Bridge Notes consisted of 43 unsecured promissory notes in the aggregate principal amount of $4,300,000 bearing interest at the rate of 10% per annum through September 30, 1997 and at a rate of 13% per annum thereafter and payable with interest thereon upon the consummation of the IPO. Approximately $262,000 of the principal and interest repaid on the Bridge Notes was repaid on Bridge Notes held by 5% stockholders and entities affiliated with directors of the Company. The

Company also used approximately $210,000 of the net proceeds from the offering to repay promissory notes ("Second Interim Financing Notes") issued in connection with a interim financing consummated in June 1997 ("Second Interim Financing") and approximately $610,000 of the net proceeds to repay promissory notes ("October 1997 Interim Financing Notes") issued in connection with an interim financing consummated in October 1997 ("October 1997 Interim Financing"). The October 1997 Interim Financing Notes were held by 5% stockholders of the Company. Of the remaining proceeds from the IPO, approximately $1,004,000 has been used to fund the Company's integrated full scale sales and marketing activities and to expand its sales and marketing activities both domestically and internationally, $594,000 has been used for research and development including enhancements to existing features and development of new functions for QueryObject System and $300,000 of the proceeds of the IPO have been used for working capital and general corporate purposes. The remaining amount of the proceeds, $5,290,000, have been invested temporarily in investment grade, short-term, interest bearing instruments.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
         PLAN OF OPERATION

         The discussion in this report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section above entitled "Risk Factors That May Affect Future Results," in Item 1 of this report as well as those risks discussed in this section and elsewhere on this report.

         The discussion and analysis below should be read in conjunction with the Financial Statements of the Company and the Notes to Financial Statements included elsewhere herein.

Overview

         The Company commenced operations in February 1989, and to date substantially all of its revenues have been derived from providing contract services to customers using its proprietary business intelligence technology. In the third quarter of 1996, the Company shifted its focus to commercializing its proprietary business intelligence technology and most of its activities since then have been devoted to research and development, recruiting personnel, raising capital, and developing a sales and marketing strategy and infrastructure. Accordingly, the Company has a limited operating history as a software product company and has only limited sales of its QueryObject System. The Company believes that comparisons of its future operating results to the operating results presented herein, will not be meaningful. The Company's future financial performance will depend upon the successful formal introduction and customer acceptance of QueryObject System.

         To date, the Company has incurred substantial losses from operations, and at December 31, 1997 had an accumulated deficit of $25,866,986. The Company's operations and activities have been primarily funded through sales of equity and debt securities, including the closing of the IPO on November 25, 1997. The Company expects to incur substantial operating expenses in the future to support its product development efforts, establish and expand its domestic and international sales and marketing capabilities, including recruiting additional indirect channel partners, and support and expand its technical and management personnel and organization.

         In November 1997, the Company began implementation of full-scale marketing activity for QueryObject System. QueryObject System previously required additional consulting services to implement and was promoted selectively through the direct sales channel, at several industry trade shows, and to potential business partners. The current release of QueryObject System has reduced consulting requirements and is capable of running on additional UNIX operating systems and the Windows NT operating system. In 1998, the Company intends to increase promotional activity, including increased trade show and partnering activity and public relations. The Company intends to market and sell QueryObject System through its direct sales force as well as through indirect channel partners such as OEMs and VARs. The Company anticipates that sales through indirect channel partners will be harder to forecast and will most likely have lower gross margins. There can be no assurance that the Company will be successful in developing additional products, in marketing and selling its products, or that such products will achieve broad market acceptance. The Company's inability to develop its products or to establish and expand its relationships with indirect channel partners would have a material adverse effect on the Company's business, financial condition and results of operations.

         Revenues from the sales of the Company's products are generally recognized upon the execution of a software licensing agreement and shipment of the product, provided that no significant vendor obligations remain and the resulting receivable is deemed collectible by management. In instances where a significant vendor obligation exists, revenue recognition is delayed until such obligation has been satisfied. Allowances for estimated future returns are provided for upon shipment. It is anticipated that in the near term, the Company's revenues from its sales of products will be difficult to predict due to the discretionary nature of business data delivery software purchases and the variable length of the sales cycle with respect to new product introductions. Further, although the Company's product line will include products with sales prices from $7,500 to over $250,000, the preponderance of its revenues is expected to be derived from products with sales prices from $60,000 to $160,000. As a result, the timing of the receipt and shipment of a single order can have a significant impact on the Company's revenues, results of operations and cash flows for a particular period.

Results of Operations

                  The following table sets forth certain items in the Company's statements of operations for the years ended December 31, 1997 and 1996 ($ in thousands):

                                                              Year Ended December 31,
                                                              1997              1996
                                                              ----              ----

Revenues
      Software licenses .................................  $    596           $    851
      Services and maintenance(1) .......................       416              1,052
                                                           --------           --------
         Total revenues .................................     1,012              1,903
                                                           --------           --------

Cost of revenues
      Software licenses .................................        75                102
      Services and maintenance ..........................       131                376
                                                           --------           --------
         Total cost of revenues .........................       206                478
                                                           --------           --------

Gross profit ............................................       806              1,425
                                                           --------           --------

Operating expenses
      Sales and marketing ...............................     4,576              3,145
      Research and development ..........................     2,523              1,792
      General and administrative ........................     1,914              1,140
                                                           --------           --------
         Total operating expenses .......................     9,013              6,077
                                                           --------           --------

Loss from operations ....................................    (8,207)            (4,652)
  Interest income .......................................        78                 88
  Interest expense ......................................      (806)              (355)
  Other income ..........................................         1                  1
                                                           --------           --------
Loss before extraordinary item ..........................    (8,934)            (4,918)

  Extraordinary loss from extinguishment of
    debt.................................................    (1,629)              --
                                                           --------           --------
Net Loss ................................................  $(10,563)          $ (4,918)
                                                           ========           ========

(1) Prior to the year ended December 31, 1997 services and maintenance revenues consisted entirely of service revenue.

      Revenues

      The Company's license revenues have been generated from sales of QueryObject System. Service revenues have been generated from fees paid by customers on a project or contract basis for data analysis by the Company using its proprietary software, and are recognized over the term of the respective agreements. Maintenance revenues consist of ongoing support and product updates and are recognized ratably over the term of the contract, which is typically twelve months (See Note 1 of Notes to the Financial Statements). The Company has recognized revenue, for all periods presented, in accordance with the American Institute of Certified Public Accountants Statement of Position 91-1 entitled "Software Revenue Recognition." The Company will implement Statement of Position 97-2 on software revenue recognition in the first quarter of 1998. The Company believes that the addition of this statement will not have a significant impact on the Company.

      Total revenues decreased by $891,000, or 47%, from $1,903,000 for the year ended December 31, 1996 ("1996") to $1,012,000 for the year ended December 31, 1997 ("1997"). License revenues decreased by $255,000, or 30%, from $851,000 in 1996 to $596,000 in 1997. During 1997 license revenues were derived from the sale of four licenses while during 1996 license revenues were derived from the sale of three licenses. While more licenses were sold in 1997 as compared to 1996, the average license sale in 1997 decreased to $149,000 from $284,000 in 1996, resulting from lower prices charged by the Company for QueryObject System running on the UNIX operating system as compared to MVS. Service and maintenance revenue decreased by $636,000, or 60%, from $1,052,000 in 1996 to $416,000 in
1997, primarily due to the curtailment of service-based engagements. The Company has discontinued the pursuit of service-based engagements and does not anticipate any ongoing material revenue from these activities.

      Cost of Revenues

      Cost of software license revenues consists primarily of product packaging, documentation and production costs. Cost of software license revenues increased as a percentage of software license revenues from 12% in 1996 to 12.5% in 1997, primarily due to higher documentation costs. Cost of services and maintenance revenues consist primarily of customer support costs and direct costs associated with providing services. Cost of services and maintenance revenues decreased as a percentage of services and maintenance revenues from 36% in 1996 to 32% in 1997, primarily due to lower staffing levels resulting from the curtailment of service based engagements.

      Operating Expenses

      Sales and Marketing. Sales and marketing expenses consist primarily of personnel costs, including sales commissions and incentives, of all personnel involved in the sales and marketing process, as well as related recruiting costs, public relations, advertising related costs, collateral material and trade shows. Sales and marketing expenses increased by $1,431,000, or 45%, from $3,145,000 in 1996 to $4,576,000 in 1997, primarily due to costs associated with the expansion of the direct sales and technical pre-sales force (including related recruiting costs) and, to a lesser extent, increased marketing personnel costs. The Company believes that its sales and marketing expenses will increase in absolute dollars as the Company continues to increase promotion and other marketing expenses.

      Research and Development. Research and development expenses consist primarily of salaries and other personnel-related expenses, recruiting costs associated with the hiring of additional software engineers and quality assurance personnel, consultant costs and depreciation of development equipment. Research and development expenses increased by $731,000, or 41%, from $1,792,000 in 1996 to $2,523,000 in 1997, primarily due to an increase in software engineering and quality assurance personnel and related costs and consultant costs. The Company believes that a significant level of investment for product research and development is required to remain competitive and, accordingly, the Company anticipates that it will continue to devote substantial resources to product research and development and that these costs will increase in absolute dollars. To date, all research and development costs have been expensed as incurred. See Note 1 of Notes to Financial Statements.

      General and Administrative. General and Administrative expenses consist primarily of personnel costs for finance, MIS, human resources and general management, as well as insurance and professional expenses. General and administrative expenses increased by $774,000, or 68%, from $1,140,000 in 1996 to $1,914,000 in 1997, primarily due to increased non-recurring consulting expense relating to Advisory Board stock options and, to a lesser extent, increased personnel related costs and benefits. The Company believes that its general and administrative expenses will increase in absolute dollars as it incurs additional costs related to being a public company, such as increased professional fees, expenses related to directors' and officers' insurance and investor relations programs.

      Interest Income and Interest Expense

      Interest income represents income earned on the Company's cash and cash equivalents. Interest income decreased by $10,000, or 12%, from $88,000 in 1996 to $78,000 in 1997, primarily due to a lower level of cash and cash equivalents on deposit during 1997.

      Interest expense generally represents charges relating to the Company's Loan Agreement, interest expense on capital equipment leases, and for 1997, interest relating to the Bridge and Interim Financings (see Note 6 of Notes to the Financial Statements). Interest expense increased by $451,000, or 127%, from $355,000 in 1996 to $806,000 in 1997. This increase was primarily due to interest expense and the amortization of debt discount and debt issuance costs relating to the Bridge and Interim Financings. These charges totaled $192,000, $319,000 and $100,000 respectively for 1997. This increase in interest expense was partially offset by a decrease in outstanding notes payable that were converted into Series D Redeemable Convertible Preferred Stock ("Series D Preferred") or repaid from the proceeds of the Series D Preferred financing in 1996 (see Note 8 of Notes to the Financial Statements), and reduced outstanding borrowings under the Loan Agreement.

      Extraordinary Loss from Early Extinguishment of Debt

      On November 25, 1997, the Company repaid the noteholders of the Bridge Financing out of the proceeds of the IPO. Accordingly, the Company recorded an extraordinary loss of $1,629,000 relating to the early extinguishment of debt. The extraordinary loss was comprised of unamortized deferred debt discount and unamortized deferred debt issuance costs related to the Bridge Financing.

      Provision for Income Taxes

      The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The Company incurred net operating losses in 1997 and 1996 and consequently paid no federal or state income taxes. At December 31, 1997, the Company had net operating losses and research and experimental tax credit carryforwards of $22,000,000 and $144,000, respectively, available to offset future federal taxable income and tax. These net operating loss carryforwards expire at various dates through 2012. Although the determination of whether an ownership change has occurred is subject to factual and legal uncertainties, the Company believes that an ownership change occurred upon the completion of previous financings and such "ownership change" will materially limit the Company's ability to utilize its NOL carryforward. Moreover, while such loss carryforwards are available to offset future taxable income of the Company, the Company does not expect to generate sufficient taxable income so as to utilize all or a substantial portion of such loss carryforwards prior to their expiration.

Liquidity and Capital Resources

      On November  25,  1997,  the  Company  closed the IPO.  The  Company  sold
2,500,000  shares  of  Common  Stock  in  the  IPO  and  received  approximately
$12,470,000 of cash, net of underwriting discounts, commissions and other offering costs. See "Item 5 -- Market for Common Equity and Related Stockholder Matters." The Company immediately repaid $5,100,000 plus accrued interest due on the Bridge Notes and interim financings noted below. Upon completion of the IPO, all outstanding shares of Series A, Series B, Series C and Series D Preferred Stock (a total of approximately 1,697,000 shares) were converted into shares of Common Stock.

      Prior to the IPO, the Company had funded its operations primarily through sales of preferred equity securities, with net proceeds therefrom of approximately $14,000,000 and, to a lesser extent, through interim financings and the Bridge Financing, through capital and operating equipment leases, the issuance of notes payable and a borrowing arrangement ("Loan Agreement") with H.C.C. Financial Services. As of December 31, 1997, the Company had $5,437,000 in cash and cash equivalents. Net cash used in operating activities was $7,456,000 and $5,542,000 in 1997 and 1996, respectively. For 1997, net cash used in operating activities was primarily attributable to a net loss of $10,563,000, less an extraordinary loss on extinguishment of debt on the Bridge Financing of $1,629,000, options issued for consulting services and amortization of debt discount and issuance costs. For 1996, net cash used in operating activities was primarily attributable to a net loss of $4,918,000 plus an increase in accounts payable and accrued expenses of $769,000. Net cash provided by financing activities was $12,196,000 and $8,310,000 in 1997 and 1996, respectively, as a result of the items noted below. In addition to the IPO, since January 1, 1996, the Company's principal sources of capital have been as follows:

      Series C Private Placement. During the latter part of 1995 through March 1996, the Company consummated a private placement of Series C Convertible Preferred whereby it issued the equivalent of an aggregate of 258,503 shares of Common Stock at a per share offering price of $8.56 and issued warrants to purchase an aggregate of 131,851 shares of Common Stock at an exercise price of $8.56 per share.

      Series D Private Placement. From May 1996 through August 1996, the Company consummated a private placement of Series D Redeemable Convertible Preferred Stock whereby it issued the equivalent of an aggregate of 1,365,790 shares of Common Stock at a per share offering price of $8.56 (after taking into account all accrued and unpaid dividends) and issued an aggregate of 34,053 warrants with an exercise price of $8.56 per share.

      First Interim Financing. In May 1997, the Company consummated an interim financing whereby it received the principal amount of $500,000 and issued $500,000 of principal amount unsecured promissory notes. Such amount was repaid out of the proceeds of the Bridge Financing in July 1997.

      Second Interim Financing. In June 1997, the Company consummated the Second Interim Financing whereby it received the principal amount of $200,000. In connection therewith, the Company also issued warrants to purchase 47,700 shares of Common Stock at an exercise price of $8.56 per share. The Second Interim Financing was repaid out of the proceeds of the IPO.

      Third Interim Financing. In June 1997, the Company consummated an interim financing whereby it received the principal amount of $250,000 and issued a $250,000 principal amount unsecured promissory note ("Third Interim Financing Notes"). In connection with the Bridge Financing, the holders of Third Interim Financing Notes agreed to convert such Third Interim Financing Notes into 2 1/2 Bridge Units. The Company also issued warrants to purchase 6,309 shares of Common Stock at an exercise price of $8.56 per share.

       July 1997 Interim Financing. In July 1997, the Company borrowed $250,000 which was repaid out of the proceeds from the Bridge Financing.

      Bridge Financing. In July 1997, the Company completed the Bridge Financing, whereby it issued 43 Bridge Units ("Bridge Units") at a purchase price of $100,000 per Bridge Unit, each Bridge Unit consisting of a $100,000 principal amount Bridge Note and a warrant to purchase 25,000 shares of Common Stock at a purchase price of $8.56 per share. As part of such Bridge Financing, the Third Interim Financing Notes were converted into Bridge Units. The principal amount of the Bridge Notes ($4,300,000) plus interest of approximately $161,000 was paid in full out of the proceeds of the IPO.

         October 1997 Interim Financing. In October 1997, the Company consummated the October 1997 Interim Financing whereby it received the principal amount of $600,000. The October 1997 Interim Financing was repaid out of the proceeds of the IPO.

         The Company does not currently have a line of credit with a commercial bank. Under the Loan Agreement, the Company has outstanding borrowings in the aggregate principal amount of approximately $891,000, such indebtedness secured by a security interest in and lien on all of the Company's assets. An Addendum to the Loan Agreement provides that HCC, the lender thereunder, will not demand payment under the Loan Agreement (and requires the Company to maintain a restricted Certificate of Deposit which was in the amount of $878,000 as of December 31, 1997), until the earlier of March 31, 1998, a material breach by the Company under the Addendum or an event of default under the Loan Agreement. The Company is obligated under the Addendum to pay HCC each month $10,000 plus accrued interest on the outstanding balance under the Loan Agreement. Additionally, as of December 31, 1997, the Company has available $189,000 under an equipment leasing line of credit

         As of December 31, 1997, the Company's principal commitments consisted of obligations under operating and capital leases and employment agreements. At that date, the Company had approximately $554,000 in outstanding borrowings under capital leases which are payable through 2001 (see Note 11 of Notes to the Financial Statements). Pursuant to employment agreements with executive officers of the Company, the Company is obligated to pay $936,000 and $460,000 in salaries for the years ended December 31, 1998 and 1999, respectively.

         As of December 31, 1997, the Company had working capital of $3,794,000. The Company has had a limited operating history as a software product company and has not made significant sales of its products. Therefore, revenues are difficult to predict. Based on its current operating plan, the Company believes that its current cash and cash equivalent position is sufficient to meet its working capital and capital expenditure requirements for the next eight months. It is more likely than not that cash generated from operations will be insufficient to satisfy the Company's liquidity requirements beyond eight months, and as a result, the Company will seek to sell additional equity or convertible debt securities or obtain additional credit facilities. However, there can be no assurance that the Company will be able to consummate any such transactions. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders.

Year 2000 Compliance

         The Company has assessed and continues to assess the impact of the Year 2000 issue on its operations, including the development of cost estimates for, and the extent of programming changes required to address, this issue. Although final cost estimates have yet to be determined, the Company expects that these Year 2000 costs will not be material to the Company's expenses during 1998 and 1999. The Company does not currently have any information concerning the Year 2000 compliance status of its suppliers and customers. In the event that any of the

Company's significant suppliers or customers does not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected.

ITEM 7.        FINANCIAL STATEMENTS

         See Index to Financial Statements.

ITEM 8.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than April 30, 1998 pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934 ("Regulation 14A").

ITEM 10.       EXECUTIVE COMPENSATION.

         The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than April 30, 1998 pursuant to Regulation 14A.

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN
               BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than April 30, 1998 pursuant to Regulation 14A.

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than April 30, 1998 pursuant to Regulation 14A.

ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits

Exhibit
Number              Exhibits
------              --------
       3.1          Certificate of Incorporation of the Company (Incorporated by
                    reference  to Exhibit 3.1 to the  Registration  Statement on
                    Form SB-2, No. 333-34667).
       3.2          By-laws  of the  Registrant,  as  amended  (Incorporated  by reference  to Exhibit 3.2 to the  Registration  Statement on
                    Form SB-2, No. 333-34667).
       4.1          Specimen   Certificate  of  the  Registrant's  Common  Stock
                    (Incorporated   by   reference   to   Exhibit   4.1  to  the
                    Registration Statement on Form SB-2, No. 333-34667).
       4.2          Form of  Representative's  Purchase  Option  granted  to GKN
                    Securities  Corp.  (Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form SB-2, No. 333-34667).
       4.3          Form of  Warrant  issued  in  connection  with the July 1997
                    Private Placement  (Incorporated by reference to Exhibit 4.3 to the Registration Statement on Form SB-2, No. 333-34667).
       4.4          Form of Lock-up  Agreement  (Incorporated  by  reference  to
                    Exhibit 4.5 to the Registration  Statement on Form SB-2, No.
                    333-34667).
      10.1          1991 Incentive Stock Option Plan  (Incorporated by reference to Exhibit 10.1 to the Registration  Statement on Form SB-2,
                    No. 333-34667).
      10.2          Form of Stock Option  Agreement  for  Non-Qualified  Options
                    granted to Advisors  (Incorporated  by  reference to Exhibit
                    10.2  to  the  Registration  Statement  on  Form  SB-2,  No.
                    333-34667).
      10.3          Employment  Agreement,  dated  as of  June 1,  1997,  by and among, the Company and Mark A. Chroscielewski  (Incorporated by reference to Exhibit 10.3 to the  Registration  Statement on Form SB-2, No. 333-34667).
      10.4          Employment  Agreement,  dated as of April 21,  1997,  by and
                    among,  the  Company  and  Deepak  Mohan   (Incorporated  by
                    reference to Exhibit 10.4 to the Registration Statement on Form SB-2, No. 333-34667).
      10.5          Employment Agreement, dated as of May 1, 1997, by and among, the Company and Daniel M. Pess (Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form SB-2, No.
                    333-34667).
      10.6          Employment Agreement, dated as of May 8, 1996, by and among, the Company and Andre Szykier (Incorporated by reference to Exhibit 10.6 to the Registration Statement on Form SB-2, No.
                    333-34667).
      10.7          Employment Agreement,  dated as of September 1, 1997, by and among, the Company and Robert A. Thompson (Incorporated by reference to Exhibit 10.7 to the Registration Statement on Form SB-2, No. 333-34667).

      10.8          Employment  Agreement,  dated as of October 6, 1997,  by and among,  the Company and Robert V. Aloisio  (Incorporated  by reference to Exhibit 10.8 to the  Registration  Statement on
                    Form SB-2, No. 333-34667).
      10.9          Employment  Agreement,  dated as of October 14, 1997, by and among,  the Company  and Alan W.  Kaufman  (Incorporated  by reference to Exhibit 10.9(a) to the  Registration  Statement on Form SB-2, No. 333-34667).
      10.10         HCC Loan  Agreement  dated March 31, 1992 and Addendum dated
                    May 8, 1996 (Incorporated by reference to Exhibit 10.9(b) to the Registration Statement on Form SB-2, No. 333-34667).
      10.11         Software Licensing  Agreement between Amdahl Corporation and the  Registrant  dated  November 27, 1996  (Incorporated  by reference to Exhibit 10.10 to the Registration  Statement on
                    Form SB-2, No. 333-34667).
      10.12         Value Added Reseller  Software  Licensing  Agreement between
                    Stratos,  Strategic  Tools & Services and the Company  dated
                    September  9, 1997  (Incorporated  by  reference  to Exhibit
                    10.11  to the  Registration  Statement  on  Form  SB-2,  No.
                    333-34667).
      10.13         Value Added Reseller  Software  Licensing  Agreement between
                    Worldnet Consulting, S.A. and the Company dated September 9,
                    1997  (Incorporated  by  reference  to Exhibit  10.12 to the
                    Registration Statement on Form SB-2, No. 333-34667).
      10.14         Software  Distribution  Agreement  between   Hewlett-Packard
                    Company   and  the   Company   dated   September   10,  1997
                    (Incorporated   by  reference   to  Exhibit   10.13  to  the
                    Registration Statement on Form SB-2, No. 333-34667).
      *11.1         Computation of Pro Forma Net Loss Per Common Share.
       *27          Financial Data Schedule

---------------------------
*     Filed herewith.
(b)   Reports on Form 8-K
      None.

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CROSSZ SOFTWARE CORPORATION


Dated:   March 30, 1998             By:     /s/ Alan W. Kaufman
                                            -------------------
                                            Alan W. Kaufman
                                            President
                                            Chief Executive Officer

                                POWER OF ATTORNEY

         The CrossZ Software Corporation and each of the undersigned do hereby appoint Alan W. Kaufman and Daniel M. Pess and each of them severally, its or his true and lawful attorney to execute on behalf of CrossZ Software Corporation and the undersigned any and all amendments to this Annual Report on Form 10-KSB and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission; each of such attorneys shall have the power to act hereunder with or without the other.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


        Signature                     Title                         Date
        ---------                     -----                         ----


/s/ Alan W. Kaufman
----------------------      President, Chief Executive Officer   March 30, 1998
Alan W. Kaufman             and Director (Principal Executive
                            Officer)


/s/ Daniel M. Pess
----------------------      Senior Vice President - Finance      March 30, 1998
Daniel M. Pess              and Chief Financial Officer
                            (Principal Financial and
                            Accounting Officer)


/s/ Andre Szykier
---------------------       Director                             March 30, 1998
Andre Szykier


                            Chairman of the Board                March   , 1998
----------------------
Mark A. Chroscielewski

/s/ Rino Bergonzi
---------------------
Rino Bergonzi               Director                             March 30, 1998


/s/ Scott T. Jones
---------------------       Director                             March 30, 1998
Scott T. Jones

CROSSZ SOFTWARE CORPORATION
FINANCIAL STATEMENTS
DECEMBER 31, 1997 AND 1996

                          INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----

Report of Independent Accountants...........................................F-2
Balance Sheet as of December 31, 1997.......................................F-3
Statement of Operations for the years ended December 31, 1997 and 1996......F-4
Statement of Changes in Stockholders' Equity (Deficit) for the years ended
  December 31, 1997 and 1996................................................F-5
Statement of Cash Flows for the years ended December 31, 1997 and 1996......F-6
Notes to the Financial Statements...........................................F-7

                       Report of Independent Accountants

To the Board of Directors
and Stockholders of
CrossZ Software Corporation

In our opinion, the accompanying balance sheet and the related statements of operations, of changes in stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of CrossZ Software Corporation (the "Company") at December 31, 1997, and the results of its operations and its cash flows for the two years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has incurred negative cash flows from operating activities that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



PRICE WATERHOUSE LLP
Melville, New York
February 19, 1998

CROSSZ SOFTWARE CORPORATION

BALANCE SHEET
--------------------------------------------------------------------------------

                                                                                              December 31,
                                                                                                  1997
ASSETS
Current assets
     Cash and cash equivalents                                                           $      5,437,350
     Accounts receivable, net of allowance for doubtful
          accounts of $30,000                                                                     499,767
     Restricted certificate of deposit                                                            877,839
     Prepaid expenses and other current assets                                                     48,254
                                                                                         -----------------

              Total current assets                                                              6,863,210

Property and equipment, net                                                                     1,248,261
Deposits and other assets                                                                          85,274
                                                                                         -----------------

              Total assets                                                               $      8,196,745
                                                                                         =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Accounts payable                                                                    $        723,421
     Accrued expenses                                                                             918,691
     Deferred revenue                                                                              30,035
     Current portion of loan payable to stockholders                                              891,335
     Customer advance                                                                             300,000
     Capital lease obligations due within one year                                                205,839
                                                                                         -----------------

              Total current liabilities                                                         3,069,321

Capital lease obligations                                                                         347,960
Deferred rent                                                                                     268,933
                                                                                         -----------------

              Total liabilities                                                                 3,686,214
                                                                                         -----------------

Stockholders' equity
     Preferred stock, 2,000,000 shares authorized; none issued and outstanding
     Common stock, $0.001 par value: 30,000,000 shares
          authorized; 5,110,605 shares issued and outstanding                                       5,111
     Additional paid-in-capital                                                                30,384,706
     Accumulated deficit                                                                      (25,866,986)
     Receivable from stockholder                                                                  (12,300)
                                                                                         -----------------

              Total stockholders' equity                                                        4,510,531
                                                                                         -----------------

Commitments and contingencies (Notes 2, 13 and 15)

              Total liabilities and stockholders' equity                                 $      8,196,745
                                                                                         =================

   The accompanying notes are an integral part of these financial statements.
                                       F-3

CROSSZ SOFTWARE CORPORATION
STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------

                                                                     Year Ended December 31,
                                                                 1997                     1996

Revenues
     Software licenses                                    $    596,345              $    851,150
     Services and maintenance                                  415,814                 1,051,828
                                                          ------------              ------------

              Total revenues                                 1,012,159                 1,902,978

Cost of revenues
     Software licenses                                          74,605                   102,138
     Services and maintenance                                  131,190                   376,289
                                                          ------------              ------------

              Total cost of revenues                           205,795                   478,427
                                                          ------------              ------------

Gross profit                                                   806,364                 1,424,551
                                                          ------------              ------------

Operating expenses
     Sales and marketing                                     4,575,735                 3,145,160
     Research and development                                2,523,127                 1,791,597
     General and administrative                              1,914,252                 1,140,003
                                                          ------------              ------------

              Total operating expenses                       9,013,114                 6,076,760
                                                          ------------              ------------

Loss from operations                                        (8,206,750)               (4,652,209)

Interest income                                                 77,979                    88,288
Interest expense                                              (805,761)                 (355,314)
Other income                                                       542                     1,300
                                                          ------------              ------------

Loss before extraordinary item                              (8,933,990)               (4,917,935)

Extraordinary loss from early extinguishment of debt        (1,629,494)                     --
                                                          ------------              ------------

Net loss                                                  $(10,563,484)             $ (4,917,935)
                                                          ------------              ------------

Basic loss per share before extraordinary item            $      (3.19)             $      (2.67)
                                                          ------------              ------------

Extraordinary item                                        $       (.58)             $       --
                                                          ------------              ------------

Basic net loss per share                                  $      (3.77)             $      (2.67)
                                                          ------------              ------------

Weighted average shares used in basic per share
     computation (Note 1)                                    2,802,532                 1,839,418
                                                          ------------              ------------


   The accompanying notes are an integral part of these financial statements.
                                       F-4

--------------------------------------------------------------------------------

CROSSZ SOFTWARE CORPORATION


STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)


                                                     Series A Convertible       Series B Convertible      Series C Convertible
                                                       Preferred Stock            Preferred Stock            Preferred Stock
                                                   --------------------------------------------------------------------------------
                                                      Shares        Amount       Shares        Amount      Shares         Amount
                                                   --------------------------------------------------------------------------------

Balance at January 1, 1996                            39,175    $       39       29,101      $     29      188,731     $      188

Accretion of excess of  redemption
     value of Series D preferred stock
     over fair value at issuance date
Issuance of options and warrants
     on Series D preferred stock
Issuance of Series C preferred stock:
     For cash at $9.60 per share                                                                            13,400             13
     In exchange for notes payable                                                                           1,147              1
     For compensation payable
          to related parties                                                                                 5,672              6
Conversion of Series A and B
     preferred stock to Series C                      (6,593)           (6)     (11,364)          (11)      21,548             22
Common stock options exercised
Net loss
                                                   ----------   -----------   ----------   -----------   ----------   ------------

Balance at December 31, 1996                          32,582            33       17,737            18      230,498            230

Issuance of common stock warrants in
connection with bridge financing
Accretion of excess of redemption value of
     Series D preferred stock over fair value
     at issuance date
Issuance of options on Series D
     preferred stock
Conversion of preferred stock to
     common stock upon initial public offering       (32,582)          (33)     (17,737)          (18)    (230,498)          (230)
Conversion of Series D preferred stock to
     common stock upon initial public offering
Issuance of common stock upon initial public
     offering, net of issuance cost of $2,530,426
Repurchase of common stock
Issuance of common stock options for
     consulting services
Common stock options and warrants exercised
Net loss
                                                   ----------   -----------   ----------   -----------   ----------   ------------

Balance at December 31, 1997                               -    $         -            -   $         -            -    $         -
                                                   --------------------------------------------------------------------------------


                                                         Common Stock       Additional                  Receivable        Total
                                                 -------------------------   Paid-in      Accumulated      from       Stockholders'
                                                      Shares     Amount      Capital        Deficit     Stockholder (Deficit) Equity
                                                 ---------------------------------------------------------------------------------

Balance at January 1, 1996                            791,640   $   792   $  3,556,986   $  (8,863,164)  $      -   $    (5,305,130)

Accretion of excess of  redemption
     value of Series D preferred stock
     over fair value at issuance date                                                         (562,839)                    (562,839)
Issuance of options and warrants
     on Series D preferred stock                                               234,700                                      234,700
Issuance of Series C preferred stock:
     For cash at $9.60 per share                                               128,623                                      128,636
     In exchange for notes payable                                              11,007                                       11,008
     For compensation payable
          to related parties                                                    54,442                                       54,448
Conversion of Series A and B
     preferred stock to Series C                                                    (5)                                           -
Common stock options exercised                         71,950        72         49,505                    (12,300)           37,277
Net loss                                                                                    (4,917,935)                  (4,917,935)
                                                   -----------  --------  -------------  --------------  ---------  ----------------

Balance at December 31, 1996                          863,590       864      4,035,258     (14,343,938)   (12,300)      (10,319,835)

Issuance of common stock warrants in
connection with bridge financing                                             1,512,397                                    1,512,397
Accretion of excess of redemption value of
     Series D preferred stock over fair value
     at issuance date                                                                         (917,571)                    (917,571)
Issuance of options on Series D
     preferred stock                                                           363,800                                      363,800
Conversion of preferred stock to
     common stock upon initial public offering        331,523       331            (50)                                           -
Conversion of Series D preferred stock to           1,365,790     1,366     11,583,231                                   11,584,597
     common stock upon initial public offering
Issuance of common stock upon initial public
     offering, net of issuance cost of $2,530,426   2,500,000     2,500     12,467,074                                   12,469,574
Repurchase of common stock                             (7,368)       (7)                       (41,993)                     (42,000)
Issuance of common stock options for
     consulting services                                                       321,470                                      321,470
Common stock options and warrants exercised            57,070        57        101,526                                      101,583
Net loss                                                                                   (10,563,484)                 (10,563,484)
                                                   -----------  --------  -------------  --------------  ---------  ----------------

Balance at December 31, 1997                         5,110,605  $  5,111  $  30,384,706  $ (25,866,986)  $(12,300)  $     4,510,531
                                                   ---------------------------------------------------------------------------------



   The accompanying notes are an integral part of these financial statements.
                                       F-5

CROSS/Z INTERNATIONAL, INC.

STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                                Year Ended December 31,
                                                                                            1997                      1996

Cash flows from operating activities
     Net loss                                                                           $(10,563,484)           $ (4,917,935)
     Adjustments to reconcile net loss to net cash used in
          operating activities
              Depreciation and amortization                                                  373,434                 236,751
              Write off of leasehold improvements                                              5,825                    --
              Amortization of debt discount                                                  318,705                 112,200
              Amortization of debt issuance cost                                             100,432                    --
              Extraordinary loss on extinguishment of debt                                 1,629,494                    --
              Options issued for consulting services                                         685,270                 122,500
              Changes in assets and liabilities
                  Accounts receivable, net                                                   320,540                (237,189)
                  Prepaid expenses and other current assets                                  (17,735)                (22,983)
                  Deposits and other assets                                                  (53,318)                   (505)
                  Accounts payable and accrued expenses                                     (166,078)               (881,074)
                  Deferred rent                                                               13,293                  83,336
                  Deferred revenue                                                          (102,264)                (36,772)
                                                                                        ------------            ------------

                  Net cash used in operating activities                                   (7,455,886)             (5,541,671)
                                                                                        ------------            ------------

Cash flows from investing activities
     Acquisitions of property and equipment                                                 (590,608)               (618,993)
     Note receivable from stockholder                                                        (42,000)                   --
     Purchase of restricted certificate of deposit                                           (37,785)               (840,054)
                                                                                        ------------            ------------

                  Net cash used in investing activities                                     (670,393)             (1,459,047)
                                                                                        ------------            ------------

Cash flows from financing activities
     Proceeds from issuance of Series D preferred stock, net                                    --                 8,643,418
     Proceeds from issuance of Series C preferred stock, net                                    --                   128,637
     Proceeds from issuance of common stock, net                                          12,571,157                  37,277
     Proceeds from Interim and Bridge financings payable, net                              5,313,766                    --
     Repayment of Interim and Bridge financings payable                                   (5,850,000)                   --
     Repayment of notes payable                                                              (25,000)               (238,992)
     Proceeds from loan payable to stockholders                                                 --                    15,737
     Repayment of loan payable to stockholders                                              (120,000)               (132,000)
     Payments of capital lease obligations                                                  (254,979)               (144,200)
     Proceeds from sale-leaseback transaction                                                561,119                    --
                                                                                        ------------            ------------

                  Net cash provided by financing activities                               12,196,063               8,309,877
                                                                                        ------------            ------------

Net increase in cash and cash equivalents                                                  4,069,784               1,309,159

Cash and cash equivalents at beginning of year                                             1,367,566                  58,407
                                                                                        ------------            ------------

Cash and cash equivalents at end of year                                                $  5,437,350            $  1,367,566
                                                                                        ============            ============

The accompanying notes are an integral part of these financial statements.

CROSSZ SOFTWARE CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.        Organization and Summary of Significant Accounting Policies

         Organization
         Cross/Z International, Inc. ("CZI") was incorporated in California on February 6, 1989. In August 1997, CZI incorporated a company in the state of Delaware under the name CrossZ Software Corporation (the "Company"). In connection with the Company's IPO (the "IPO") under the Securities Act of 1933, as amended, and pursuant to a plan of corporate reorganization, CZI merged with the Company. The Company is the surviving entity and assumed the name CrossZ Software Corporation. The Company develops, markets and supports proprietary business intelligence software solutions that enable business managers to make strategic decisions based on their corporate data.

         Summary of significant accounting policies

         Restatement and reclassification for reverse stock splits
         On October 29, 1997, the Company's stockholders ratified a one-for-two reverse stock split on all common and preferred stock. On July 17, 1997, the Company's stockholders ratified a one-for-four reverse stock split on all common and preferred stock . All share and per share amounts affecting net loss per share, weighted average number of common and common equivalent shares outstanding, common stock and preferred stock issued and outstanding, additional paid-in-capital and all other stock transactions presented in these financial statements have been restated to reflect the one-for-two reverse stock split and the previous one-for-four reverse stock split.

         Net loss per common share
         The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") beginning with the Company's fourth quarter of 1997.

         Basic net loss per common share is computed by dividing net loss for the period by the sum of the weighted average number of shares of common stock issued and outstanding after conversion of all outstanding preferred stock effected contemporaneously with the IPO. All outstanding shares of Series A, B, C and D Preferred Stock were converted as though such conversion occurred at the beginning of the earliest period presented or the date of issuance in the case of the Series D. Historical net loss per share has not been presented since such amount is not deemed to be meaningful due to the significant change in the Company's capital structure resulting from the Company's IPO.

         At December 31, 1997, outstanding options and warrants to purchase 2,532,177 shares of common stock, with exercise prices ranging from $.96 to $8.56 could potentially dilute basic earnings per share. Such options and warrants have not been included in the computation of net loss per share because to do so would have been antidilutive for the periods presented.

         Cash and cash equivalents

         The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

CROSSZ SOFTWARE CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
         Revenue recognition
         The  Company   recognizes  revenue  in  accordance  with  the  American
         Institute of Certified Public Accountants ("AICPA") Statement of Position 91-1 on Software Revenue Recognition. Revenue from product licensing is generally recognized after execution of a licensing agreement and shipment of the product, provided that no significant vendor obligations remain and the resulting receivable is deemed collectable by management. Service revenues consists of data analysis using the Company's proprietary software performed for customers on a project or contract basis and are recognized over the term of the respective agreements. Maintenance revenues consist of ongoing support and product updates and are recognized ratably over the term of the contract, generally twelve months.

         In October 1997, the AICPA issued Statement of Position 97-2 ("SOP 97-2") on software revenue recognition. The Company believes that the adoption of this statement will not have a significant impact on the Company. This statement is effective for fiscal years beginning after December 15, 1997.

         Depreciation and amortization
         Depreciation and amortization is computed using the straight line method over the estimated useful lives of the assets, generally three to five years. Assets acquired under capital leases and leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the terms of the related leases.

         Software development costs
         Statement of Financial Accounting Standards No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS 86") requires the capitalization of certain software development costs once technological feasibility is established, which the Company defines as the completion of a working model. To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has expensed all software development costs as incurred.

         Advertising
         Advertising costs are included in sales and marketing  expenses and are
         expensed  as  incurred.   To  date  advertising  costs  have  not  been
         significant.

         Income taxes
         The Company provides for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Income taxes are computed using the asset and liability method. Under the asset and liability method specified by SFAS 109, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.

CROSSZ SOFTWARE CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         Use of estimates
         These financial statements have been prepared in conformity with generally accepted accounting principles which require management to make reasonable estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies at the date of the financial statements. Actual results could differ from those estimates.

         Fair value of financial instruments
         The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value due to the relatively short maturity of these instruments. Loans payable to stockholder are not traded in the open market and a market price for such loans are not readily available.

         Concentrations of credit risk
         Financial instruments which potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. The Company places its cash with high quality financial institutions. The Company performs ongoing credit evaluations of its customers and generally requires no collateral. The Company maintains reserves for potential credit losses and historically such losses have not been significant.

         Reclassification
         Certain prior year amounts have been reclassified to conform with their 1997 presentation.

         Accounting for stock-based compensation
         In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), effective for the Company's fiscal year beginning in 1996. SFAS 123 established a fair value based method of accounting for stock-based compensation plans. The Company has chosen to adopt the disclosure requirements of SFAS 123, and continue to record stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, the Company has not recognized compensation expense with respect to such awards because the exercise price of options granted to employees has approximated the fair market value of the common stock at the respective grant dates.

         New accounting pronouncements

         Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") On June 30, 1997, the FASB issued SFAS 130.
         This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.

CROSSZ SOFTWARE CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         This statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. It is not expected that the adoption of SFAS 130 will have a material impact on the Company.

         Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise" ("SFAS 131")
         In June 1997, the FASB issued SFAS No. 131. This statement requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods to stockholders. It also requires that enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. This statement is effective for fiscal years beginning after December 15, 1997. The effect of the adoption of this statement is not expected to have a significant impact on the Company.

2.        Liquidity and Business Risks

         The Company has incurred operating losses since inception, has incurred negative cash flows from operating activities and had an accumulated deficit of $25,866,986 and $14,343,938 as of December 31, 1997 and
         1996, respectively. The Company has had a limited operating history as a software product company and has not made significant sales of its products. Therefore, revenues are difficult to predict. Based on its current operating plan, the Company believes that its current cash and cash equivalent position is sufficient to meet its working capital and capital expenditure requirements for the next eight months. If cash generated from operations is insufficient to satisfy the Company's liquidity requirements, the Company will seek to sell additional equity or convertible debt securities or obtain additional credit facilities. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders.

CROSSZ SOFTWARE CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


3.       Supplemental Cash Flow Information

                                                                                           Year Ended
                                                                                          December 31,
                                                                                    1997                1996

         Interest paid during the period                                       $     374,691       $     209,787
         Schedule of non cash investing and financing activities:
              Capital lease obligations entered into during the period               561,119              99,341
              Series C Preferred Stock, issued for:
                   Notes payable                                                           -              11,008
                   Compensation payable to related parties                                 -              54,448
              Series D Preferred Stock, issued for:
                   Notes payable                                                           -             575,000
                   Compensation payable to related parties                                 -             720,767
                   Consulting services                                                     -             165,000
                   Dividends                                                         917,571             562,839
              Series D Preferred options issued for consulting services              321,470             234,700
              Common stock warrants issued in connection with
                   Bridge Financing                                                1,512,397                   -
              Common stock options issued for consulting services                    363,800                   -
              Common stock retired in satisfaction of note receivable                 42,000                   -




4.       Property and Equipment

         Property and equipment (net) consisted of the following:

                                                                 December 31,
                                                                     1997

         Computer equipment and software                        $  1,900,010
         Furniture and fixtures                                      204,289
         Office equipment                                            114,096
         Leasehold improvements                                       19,578
                                                                -------------

                                                                   2,237,973

         Less: accumulated depreciation and amortization             989,712
                                                                -------------

                                                                $  1,248,261
                                                                -------------

CROSSZ SOFTWARE CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
5.       Accrued Expenses

         Accrued expenses included the following:

                                                             December 31,
                                                                 1997

         Executive compensation                            $     266,039
         Compensation and related benefits                       234,586
         Consulting and professional fees                        124,460
         Interest                                                 10,268
         Commissions                                              19,708
         Other                                                   263,630
                                                           --------------

                                                           $     918,691
                                                           --------------

6.        Borrowing Arrangements

         During 1995, the Company issued several promissory notes to its stockholders, originally due within six months and with interest rates ranging from 12% to 24%. During 1996, $113,992 of these notes were repaid and $311,008 was converted to equity, of which $11,008 was converted into 1,147 shares of Series C Preferred Stock at $9.60 per share and $300,000 was converted into 35,046 shares of Series D Preferred Stock at $8.56 per share. The balance of these notes were paid out of the proceeds of the IPO.

         Loan payable to stockholder
         In May 1992, the Company entered into a borrowing arrangement whereby a stockholder agreed to advance the Company funds at an interest rate of 18% per annum. Such borrowings were collateralized by the Company's accounts receivable. In May 1996, the Company was in default of certain provisions of the agreement, at which time the stockholder and the Company amended the agreement to reduce the interest rate to the greater of prime plus 3% or 12% per annum and delay the time that the stockholder could demand repayment until March 1998. The revised agreement requires the Company to set aside funds in a restricted account to the extent that the outstanding borrowings exceed 80% of the Company's accounts receivable and to make monthly payments of $10,000, plus interest, until March 1998 at which time the entire balance will be payable. At December 31, 1997, the Company has set aside $877,839 in a restricted certificate of deposit relating to this obligation. Interest expense related to this agreement was $114,634 and $190,314 for 1997 and 1996, respectively.

         Interim financing
         In May 1997, the Company received a $500,000 loan with interest at 10% per annum, from existing stockholders. The loan was repaid out of the proceeds of the Bridge Financing, as described below.

         In  June  1997,  the  Company   received   additional  loans  from  two
         stockholders each consisting of a $100,000 promissory note bearing interest of 10% per annum through September 30, 1997 and

CROSSZ SOFTWARE CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         13% annually thereafter and attached warrants to purchase up to 23,850 shares of common stock at $8.56 per share. These notes were paid out of the proceeds of the IPO.

         In July 1997, the Company borrowed $250,000 which was repaid out of the proceeds from the Bridge Financing.

         Bridge Financing
         On July 30, 1997, the Company completed a $4,300,000 Bridge Financing (the "Bridge Financing"). The gross proceeds to the Company from such financing were approximately $3,764,000, net of approximately $536,000 of issuance costs.

         In connection with the Bridge Financing, the Company issued 43 units, each consisting of a $100,000 promissory note (the "Bridge Note") and a warrant (the "Bridge Warrant") allowing the holder to purchase up to 25,000 shares of the Company's common stock at a price of $8.56 per share. The Bridge Warrants are exercisable on or after July 30, 1998 and expire on July 30, 2003. The Bridge Notes accrued interest at a rate of 10% per annum from July 30, 1997 through September 30, 1997, and at a rate of 13% per annum thereafter, and were paid out of the proceeds of the IPO. As an incentive for early participation, the Company issued to certain investors, warrants to purchase up to 6,309 shares of common stock at a price of $8.56, in addition to the Bridge Warrants that were included in the bridge units. A portion of the gross proceeds from the Bridge Financing was allocated to the Bridge Warrants based on their estimated fair market value and resulted in $1,512,397 of original issue discount and a corresponding amount of additional paid in capital.

         In October 1997, the Company issued $600,000 of principal amount of unsecured promissory notes to stockholders of the Company. The notes bore interest at 15% per annum and were paid out of the proceeds of the IPO.

         On November 25, 1997, the Company repaid the holders of the Bridge Notes, out of the proceeds of the Company's IPO. Accordingly, the Company recorded an extraordinary loss of $1,629,494 related to the early extinguishment of debt. The extraordinary loss was comprised of $1,193,692 related to unamortized deferred debt discount and $435,802 of unamortized deferred debt issuance costs related to the Bridge Notes.

7.        Stockholders' Equity

         Common stock

         On November 20, 1997, the Company's IPO of 2,500,000 shares of its common stock was declared effective, which resulted in net proceeds to the Company of $12,469,574 before repayment of the Bridge Financing. As of the closing date of the offering, all of the Company's Convertible Preferred Stock and Mandatorily Redeemable Convertible Preferred Stock outstanding was converted into 331,523 and 1,365,790 shares of common stock, respectively.

CROSSZ SOFTWARE CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         At December 31, 1996, warrants to purchase 56,563 shares of common stock were outstanding, with exercise prices ranging from $2.40 to $22.00 per share, and were immediately exercisable. During 1997, warrants to purchase a total of 30,000 shares were exercised, resulting in net proceeds to the Company of $72,000. The remainder of the warrants expired upon completion of the Company's IPO.

         During December 1997, the Company granted options to members of the Advisory Committee to purchase up to 200,000 shares of common stock. All options have an exercise price of $6.00 per share and are immediately exercisable. The Company has recognized consulting expense in its results of operations of $272,000 for the year ended December 31, 1997 related to these options.

         Also during 1997, a member of the Board of Directors surrendered 7,386 shares of the Company's common stock as repayment of a note receivable due the Company in the amount of $42,000. Such shares were retired in December 1997.

         Preferred stock

         Authorization of additional preferred stock
         In August 1997, the Company authorized a class of 2,000,000 shares of preferred stock which may be issued by the Board of Directors on such terms and with such rights, preferences and designations as the Board may determine without any vote of the stockholders. Issuance of such preferred stock, depending upon the rights, preferences and designations thereof, may have the effect of delaying, deterring or preventing a change in control of the Company. Issuance of additional shares of common stock could result in the dilution of the voting power of the common stock purchased in the Offering. In addition, certain "anti-takeover" provisions of the Delaware General Corporation Law, among other things, may restrict the ability of the stockholders to expect a merger or business combination or to obtain control of the Company.

         At December 31, 1997, the Company has authorized 2,000,000 shares of undesignated preferred stock. At December 31, 1996, the Company had authorized 17,395,012 shares of preferred stock, of which 260,669 had been designated Series A Convertible Preferred Stock ("Series A"); 204,913 had been designated Series B Convertible Preferred Stock ("Series B"); 2,898,837 had been designated Series C Convertible Preferred Stock ("Series C"); and 14,030,593 had been designated Mandatorily Redeemable Series D Convertible Preferred Stock ("Series D").

         During 1996, the Company sold 1,022,196 shares of Series D, which resulted in net proceeds of $8,643,418. In addition, the Company converted various borrowings and compensation liabilities due to related parties, totaling $1,295,767 into 151,374 shares of Series D, and also issued 19,276 shares of Series D in satisfaction of a liability of $165,000 due for consulting services. At December 31, 1996, a total of 1,258,598 shares of Series D were outstanding. The redemption value of the Series D was $8.56. Holders of the Series D were entitled to receive noncompounded cumulative preferential dividends, payable in additional shares, at a rate equal to 10% of the redemption value of Series D. In the event of liquidation of the Company, the Series D holders were entitled, under certain conditions, to receive $8.56 per share, plus any accrued and unpaid dividends. On November 25, 1997, the Company completed the IPO of its common stock. At that time, all issued and outstanding Series D shares, together with all

CROSSZ SOFTWARE CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         accreted shares of Series D were converted into an aggregate of 1,365,790 shares of common stock.

         During April 1996, the Company issued Series D warrants to purchase 31,250 shares of Series D to investors who had advanced $500,000 to the Company prior to the initial closing of the Series D private placement. The warrants were immediately exercisable at a price of $8.56 and expired five years from their date of issuance. The aggregate fair value of these warrants, estimated to be $112,200, was recorded as a discount to debt and amortized through the closing date of the Series D placement. In November 1996, the Company issued an additional 2,803 Series D warrants, including 476 to a related party, in exchange for securing equipment lease lines of credit. These warrants also had an exercise price of $8.56 per share, were immediately exercisable and expired ten years from the date of their issuance. Upon completion of the Company's IPO, the Series D warrants converted into common stock warrants to purchase an aggregate of 34,053 shares of common stock.

         In May 1996, the Company granted options to members of an Advisory Committee, which included a member of the Board of Directors and three of the Company's stockholders, to purchase an aggregate of 125,000 shares of Series D. In April 1997, the Company granted further options to two Advisory Committee member, to purchase an aggregate of 50,000 shares of Series D. All of the options were exercisable at a price of $8.56 per share, expired five years from the date of their issuance, and became immediately exercisable upon completion of the IPO. The Company has recognized consulting expense in its results of operations of $363,500 and $112,500 for the years ended December 31, 1997 and 1996, respectively. Upon completion of the Company's IPO, the Series D options converted into common stock options to purchase an aggregate of 175,000 shares of common stock.

         The holders of the Series A, B and C were entitled to receive noncumulative, preferential annual dividends of $1.04, $1.76, and $.76 per share, respectively, when and if declared by the Board of Directors. No such dividends were declared. In the event of liquidation of the Company, the holders of Series A, B and C were entitled, under certain conditions, to receive a distribution in preference to common stockholders equal to $12.80, $22.00 and $9.60 per share, respectively. During 1996, certain holders of Series A and B converted 6,593 and 11,364 shares, respectively, into an aggregate of 21,548 shares of Series C. Upon completion of the Company's IPO, the Series A, B and C converted into an aggregate of 331,523 shares of common stock.

         At December 31, 1996, there were warrants outstanding to purchase up to 7,876 shares of Series B at an exercise price of $22.00, and up to 131,851 shares of Series C at an exercise price of $9.60 per share. Upon completion of the Company's IPO, the Series B warrants expired, and the Series C warrants converted into an aggregate of 131,851 warrants to purchase shares of common stock.

8.       Employee Stock Options

         In 1991, the Board of Directors approved the 1991 Incentive Stock Plan (the "Plan") which was subsequently amended and allows the Board to grant either incentive or non-qualified stock options to the Company's employees or consultants. The options generally expire five years

CROSSZ SOFTWARE CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         from the date of grant. Individuals owning more than 10% of the total combined voting power of all classes of stock of the Company are not eligible to participate in the Plan unless the option price is at least 110% of the fair market value of the common stock at the date of grant.

         A summary of the activity under the stock option plan is as follows:

                                                      Options                           Exercise
                                                   Available for       Shares Under       Price
                                                       Grant              Option        Per Share
                                                  --------------    -------------    ---------------

Options outstanding at January 1, 1996                   40,075          199,119       $ .40-.96

Additional shares authorized                            125,000                -               -
Granted                                                 (82,357)          82,357             .96
Exercised                                                     -          (75,700)        .40-.96
Canceled                                                 53,976          (53,976)            .96
                                                  --------------    -------------    -----------

Options outstanding at December 31, 1996                136,694          151,800             .96

Additional shares authorized                          1,512,500                -               -
Granted                                                (791,999)         791,999        .96-6.00
Exercised                                                     -          (27,070)            .96
Canceled                                                 54,305          (54,305)       .96-6.00
                                                  --------------    -------------    -----------
                                                                                               -
Options outstanding at December 31, 1997                911,500          862,424       $.96-6.00
                                                  --------------    -------------    -----------

Options exercisable at December 31, 1997                                 198,682       $.96-6.00
                                                                    -------------    -----------

         In 1997, the Company granted 23,750 non-qualified stock options to consultants and recognized consulting expense of $49,470 related to these options.

         The Company continues to account for stock options granted to employees under APB 25. In 1996, the Company adopted SFAS No. 123 for disclosure purposes. Because options granted to employees in 1996 and 1997 had exercise prices equal to or greater than the fair market value of the underlying common stock at the respective grant dates, as determined by the Company's management, compensation expense has not been recognized in results of operations. The pro forma impact of SFAS No. 123 on the Company's results of operations related to options granted during 1997 and 1996 would have been immaterial.

         In October 1997, the Company's Board of Directors and stockholders authorized an increase in the number of shares reserved for issuance to 1,950,000 pursuant to the Plan.

CROSSZ SOFTWARE CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

9.       Major Customers

         Sales to major customers, as a percentage of revenues, are as follows:
                               Year Ended                 Year Ended
                              December 31,               December 31,
                                  1997                       1996

            A                      -                         17%
            B                      -                         16%
            C                      -                         21%
            D                     65%                         -

         At December 31, 1997, customer D represented 64% of total accounts receivable.

10.      Employee Benefits Plans

         The Company has a 401(k) savings plan (the "Savings Plan") covering all full-time employees and qualifying part time employees. As allowed under Section 401(k) of the Internal Revenue Code, the Savings Plan provides tax-deferred salary reductions for eligible employees.
         Employees are eligible to participate after a ninety day service requirement. Participants may make voluntary contributions to the Savings Plan up to 20% of their compensation, subject to annual limits. The Savings Plan permits company contributions, however, none were made during the years ended December 31, 1997 and 1996.

11.      Obligations Under Capital and Operating Leases

         The Company is obligated under capital leases for computers and office equipment through the year 2001. All assets leased under these agreements have been capitalized and the related obligations are reflected in the accompanying financial statements based upon the present value of future minimum lease payments. In addition, the
         Company leases its office facilities and certain furniture and equipment. These operating leases are noncancellable and expire on various dates through 2004.

CROSSZ SOFTWARE CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         The future minimum lease payments under capital and operating leases at December 31, 1997 and the present value of the net minimum lease payments are as follows:

                                                        Operating      Capital
         Year Ending December 31,                        Leases         Leases
                                                       ------------  -----------

         1998                                               445,755      258,461
         1999                                               443,346      221,197
         2000                                               354,974      159,628
         2001                                               363,021        5,329
         2002  and thereafter                             1,143,763            -
                                                       ------------  -----------

         Total minimum lease payments                  $  2,750,859      644,615
                                                       ------------

         Less: amounts related to interest                                90,816
                                                                     -----------

         Present value of net minimum lease payments                     553,799
         Less: obligation due within one year                            205,839
                                                                     -----------

         Long-term obligation under capital leases                   $   347,960
                                                                     -----------

         Included in the above are minimum capital lease payments of $61,691 due to a related party.

         During 1997, the Company refinanced certain equipment purchased during 1997 and at the end of 1996, under a sale/leaseback agreement. These transactions were accounted for as financings, wherein the property remains on the books and continues to be depreciated. Financing obligations representing the proceeds were recorded and are reduced based upon payments under the lease over a 42 month period.

         In November 1996, the Company entered into a $500,000 equipment lease line of credit. In December 1997, this agreement was amended to provide the Company with an additional $250,000 line of credit under this facility, with a three year repayment term. As of December 31, 1997, $189,000 was available under this line of credit.

         Rental expense under operating leases was $453,794 and $337,358 for the years ended December 31, 1997 and 1996, respectively.

CROSSZ SOFTWARE CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

12.      Income Taxes

         The tax effect of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1997 was:

                                                                   1997

         Deferred rent                                       $      107,573
         Accounts payable                                           289,368
         Accrued expenses                                           367,477
         Deferred revenues                                           12,014
         Customer advances                                          120,000
         Software cost expense                                      268,804
         Net operating loss carryforward                          8,801,171
         Research and experimental credit carryforwards             144,309
         Other deferred tax assets                                  469,287
                                                            ----------------

              Deferred tax assets                                10,580,003

         Depreciation                                               (55,750)
         Accounts receivable                                       (199,907)
         Prepaid expenses                                           (19,302)
                                                            ----------------

              Deferred tax liabilities                             (274,959)

         Net deferred tax assets                                 10,305,044
              Less: valuation allowance                         (10,305,044)
                                                            ----------------

         Net deferred tax assets                             $            -
                                                            ----------------

         The Company has recorded a full valuation allowance against its net deferred tax assets since management believes that based upon the available objective evidence it is more likely than not that these assets will not be realized. The difference between the statutory federal tax rate and the Company's effective tax rate is primarily due to the valuation allowance.

         As of December 31, 1997, the Company has net operating loss and research and experimental tax credit carryforwards of approximately $22,000,000 and $144,000, respectively, available to offset future federal taxable income and tax. These carryforwards will expire at various dates through 2012. Under Section 382 of the Internal Revenue Code of 1986, as amended, utilization of prior net operating losses ("NOLs") is limited after an ownership change, as defined in such
         Section 382. As a result of previous transactions which involved an ownership change as defined by Section 382, the Company will be subject to limitation on the use of its NOLs. Accordingly, there can be no assurance that a significant amount of the existing NOLs will be available to the Company.

CROSSZ SOFTWARE CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


13.      Commitments

         Employment Agreements
         The Company has entered into long-term employment agreements with certain key members of management. The agreements provide each employee with base annual compensation and incentive compensation payable upon attaining certain corporate targets as determined by the Board of Directors. The agreements provide that in the event of the termination, other than for cause, the executives will be entitled to between six and twelve months of severance. The aggregate annual commitments under these employment agreements are $935,625 and $460,208 for 1998 and 1999, respectively.

14.      Subsequent Events

         In January 1998, the Company loaned $65,000 to an officer and director of the Company. This promissory note has a term of 24 months bearing interest at 8% per annum.

         In January 1998, the Company incorporated a wholly-owned subsidiary, QueryObject Systems Corporation ("QOS"), a Delaware Corporation. It is the Company's intent, upon stockholder approval, to merge with QOS, and change the name of the Company from CrossZ Software Corporation to QueryObject Systems Corporation.

         In March 1998, the Chairman of the Board and officer of the Company tendered his resignation effective May 26, 1998. In conjunction with the resignation the Company agreed to provide twelve months severance which will be paid over the period of one year.