Form 10QSB
period 1998-03-31
CROSS Z SOFTWARE CORP
filed 1998-05-15
CIK 855743

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

/X/             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1998


/ /             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 1-13587


                           CROSSZ SOFTWARE CORPORATION
             (Exact name of registrant as specified in its charter)


             Delaware                                   94-3087939
(State or other jurisdiction of            (IRS Employer Identification Number)
incorporation or organization)


                         60 Charles Lindbergh Boulevard
                            Uniondale, New York 11553
                    (Address of principal executive offices)


                                 (516) 228-8500
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         As of April 30, 1998 there were 5,120,172 shares of the Registrant's common stock outstanding.

Transitional Small Business Disclosure Format. Yes / /  No /X/

--------------------------------------------------------------------------------

                           CROSSZ SOFTWARE CORPORATION

                                   FORM 10-QSB

                                      INDEX


PART I.        FINANCIAL INFORMATION                                        PAGE
                                                                            ----

Item 1.        Financial Statements

               Condensed Balance Sheet
               As of March 31, 1998 (unaudited)........................      3

               Condensed Statement of Operations
               For the three months ended March 31, 1998 and
               1997 (unaudited).......................................       4

               Condensed Statement of Cash Flows
               For the three months ended March 31, 1998 and
               1997 (unaudited).......................................       5

               Notes to the Condensed Financial Statements............       6

Item 2.        Management's Discussion and Analysis or Plan of Operation     7

PART II.       OTHER INFORMATION

Item 2.        Changes in Securities and Use of Proceeds.............       15

Item 5.        Other Information.....................................       16

Item 6.        Exhibits and Reports on Form 8-K......................       16

SIGNATURES...........................................................       17

Part I.

FINANCIAL INFORMATION

Item 1.   Financial Statements

                           CROSSZ SOFTWARE CORPORATION
                             CONDENSED BALANCE SHEET
                                   (Unaudited)

                                                                         March 31,
                                                                           1998
ASSETS
Current assets
      Cash and cash equivalents .................................     $  3,157,002
      Accounts receivable, net of allowance for doubtful
          accounts of $30,000 ...................................          248,173


      Restricted certificate of deposit .........................          887,060
      Prepaid expenses and other current assets .................           80,792

          Total current assets ..................................        4,373,027

Property and equipment, net .....................................        1,187,412
Deposits and other assets .......................................          146,369

          Total assets ..........................................     $  5,706,808
                                                                      ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
      Accounts payable ..........................................     $    250,013
      Accrued expenses ..........................................        1,176,660
      Deferred revenue ..........................................           73,631
      Loan payable to stockholders ..............................          861,335
      Customer advance ..........................................          300,000
      Capital lease obligations due within one year .............          214,109

          Total current liabilities .............................        2,875,748

Capital lease obligations .......................................          277,771
Deferred rent ...................................................          269,157

          Total liabilities .....................................        3,422,676

Stockholders' equity
      Preferred stock, 2,000,000 shares authorized;
          none issued and outstanding ...........................             --
      Common stock, $0.001 par value:  30,000,000 shares
          authorized; 5,120,172 shares issued and outstanding ...            5,120
      Additional paid-in capital ................................       30,393,881
      Accumulated deficit .......................................      (28,102,569)
      Receivable from stockholder ...............................          (12,300)

          Total stockholders' equity ............................        2,284,132

          Total liabilities and stockholders' equity ............     $  5,706,808
                                                                      ------------

            See accompanying notes to Condensed Financial Statements.

                           CROSSZ SOFTWARE CORPORATION
                        CONDENSED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                                      Three Months Ended
                                                                           March 31,

                                                                   1998                1997
Revenues
     Software licenses ...................................     $    75,000                $      --
     Services and maintenance ............................          36,861                     15,190

               Total revenues ............................         111,861                     15,190

Cost of revenues
     Software licenses ...................................             750                       --
     Services and maintenance ............................          24,756                      3,570

               Total cost of revenues ....................          25,506                      3,570

Gross Profit .............................................          86,355                     11,620

Operating expenses
     Sales and marketing .................................       1,327,218                  1,074,331
     Research and development ............................         566,417                    535,416
     General and administrative ..........................         450,001                    284,724

               Total operating expenses ..................       2,343,636                  1,894,471

Loss from operations .....................................      (2,257,281)                (1,882,851)

Interest income ..........................................          63,341                     18,854
Interest expense .........................................         (41,412)                   (43,511)
Other (expense) income ...................................            (231)                       542

Net loss .................................................     $(2,235,583)               $(1,906,966)
                                                               -----------                -----------

Basic net loss per share .................................     $      (.44)               $      (.77)

Weighted average shares used in basic per share
     computation (Note 3) ................................       5,112,089                  2,470,208
                                                               -----------                -----------

            See accompanying notes to Condensed Financial Statements.

                           CROSSZ SOFTWARE CORPORATION
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                      1998                 1997
Cash flows from operating activities
    Net loss .............................................................        $(2,235,583)        $(1,906,966)
    Adjustments to reconcile net loss to net cash used in
     operating activities
       Depreciation and amortization .....................................            106,580              94,571
       Loss (gain) on sales of computer equipment ........................                231                (542)
       Options issued for consulting services ............................               --                45,000
       Changes in operating assets and liabilities
         Accounts receivable, net ........................................            251,594             228,819
         Prepaid expenses and other current assets .......................            (32,538)             (3,287)
         Deposits and other assets .......................................              3,906             (12,225)
         Accounts payable and accrued expenses ...........................           (215,439)           (180,261)
         Compensation payable to related parties .........................               --               (37,521)
         Deferred rent ...................................................                224               3,324
         Deferred revenue ................................................             43,597             557,395

    Net cash used in operating activities ................................         (2,077,428)         (1,211,693)

Cash flows from investing activities
   Loan receivable from stockholder ......................................            (65,000)               --
   Acquisitions of property and equipment ................................            (45,964)           (130,128)
   Purchase of restricted certificate of deposit .........................             (9,221)            (10,168)

    Net cash used in investing activities ................................           (120,185)           (140,296)

Cash flows from financing activities
   Proceeds from issuance of  common stock ...............................              9,185              10,787
   Repayment of loan payable to stockholders .............................            (30,000)            (30,000)
   Payments of capital lease obligations .................................            (61,920)            (65,098)
   Proceeds from sale-leaseback transaction ..............................               --               312,471

Net cash (used in) provided by financing activities ......................            (82,735)            228,160

Net decrease in cash and cash equivalents ................................         (2,280,348)         (1,123,829)

Cash and cash equivalents at beginning of year ...........................          5,437,350           1,367,566

Cash and cash equivalents at end of period ...............................        $ 3,157,002         $   243,737
                                                                                  -----------         -----------

            See accompanying notes to Condensed Financial Statements.

                           CROSSZ SOFTWARE CORPORATION
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS


1.       Basis of Presentation

         The unaudited condensed financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company's financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997. The condensed results of operations for the period ended March 31, 1998 are not necessarily indicative of the results to be expected for any subsequent quarter, or for the entire fiscal year ending December 31, 1998, or for any future period.

2.       Initial Public Offering

         On November 20, 1997, the Company's Initial Public Offering ("IPO") of 2,500,000 shares of common stock was consummated, which resulted in net proceeds to the Company of $12,469,574 before repayment of certain bridge and interim financings, including interest thereon, which totaled approximately $5,281,000. As of the closing date of the offering, all of the Company's Convertible
Preferred Stock and Mandatorily Redeemable Convertible Preferred Stock outstanding was converted into 331,523 and 1,365,790 shares of common stock, respectively.

3.       Net Loss Per Common Share

         The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") beginning with the Company's fourth quarter of 1997.

         Basic net loss per common share is computed by dividing net loss for the period by the sum of the weighted average number of shares of common stock issued and outstanding after conversion of all outstanding preferred stock effected contemporaneously with the IPO. All outstanding shares of Series A, B, C and D Preferred Stock were converted as though such conversion occurred at the beginning of the earliest period presented or the date of issuance in the case of the Series D. Historical net loss per share has not been presented since such amount is not deemed to be meaningful due to the significant change in the Company's capital structure resulting from the IPO. Options and warrants to acquire common stock have not been included in the computation of net loss per share because to do so would have been antidilutive for the periods presented.

4.       Supplemental Cash Flow Information

                                                               Three Months Ended
                                                                    March 31,
                                                                 1998       1997

Interest paid during the period...........................     $31,696    $ 47,416
Schedule of non cash investing and financing  activities:
Series D Preferred Stock, issued for dividends                      --     251,775

5.       Recent Accounting Pronouncements

         American Institute of Certified Public Accountants ("AICPA") Statement of Position 97-2 ("SOP 97-2")

         Prior to 1998, the Company recognized revenue in accordance with the AICPA Statement of Position 91-1. In October 1997, the AICPA issued SOP 97-2 on software revenue recognition. The Company has adopted SOP 97-2 in the first quarter of 1998. The Company believes that the adoption of this statement will not have a significant impact on the Company.

6.       Use of Estimates

         The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

7.       Liquidity and Business Risks

         The company has incurred operating losses since inception, has incurred negative cash flows from operating activities and had an accumulated deficit of $28,102,569 as of March 31, 1998. The Company has had a limited operating history as a software product company and has not made significant sales of its products. Therefore, revenues are difficult to predict. Based on its current operating plan, the Company believes that its current cash and cash equivalent position is sufficient to meet is working capital and capital expenditure requirements for the next four months. It is anticipated that cash generated from operations will be insufficient to satisfy the Company's liquidity requirements, and therefore the Company will seek to sell additional equity or convertible debt securities. To date, the Company has no commitments, agreements or understandings with respect to such additional financing and there can be no assurance that the Company will be able to consummate any such transaction. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders.

Item 2.  Management's Discussion and Analysis or Plan of Operation

         The discussion in this report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors" in this Part I, Item 2 as well as those discussed in this section and elsewhere in this Report, and the risks discussed in "Risk Factors" in Part I, Item 1 - Business, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

         The discussion and analysis below should be read in conjunction with the Financial Statements of the Company and the Notes to Financial Statements included elsewhere herein.

Overview

         The Company commenced operations in February 1989, and to date substantially all of its revenues have been derived from providing contract services to customers using its proprietary business intelligence technology. In the third quarter of 1996, the Company shifted its focus to commercializing its proprietary business intelligence technology and most of its activities since then have been devoted to research and development, recruiting personnel, raising capital, and developing a sales and marketing strategy and infrastructure. Accordingly, the Company has a limited operating history as a software product company and has made only limited sales of its QueryObject System. The Company believes that comparisons of its future operating results to the operating results presented herein, will not be meaningful. The Company's future financial performance will depend upon the successful customer acceptance of QueryObject System.
                                       10

         To date, the Company has incurred substantial losses from operations, and at March 31, 1998 had an accumulated deficit of $28,102,569. The Company's operations and activities have been primarily funded through sales of equity and debt securities, including the closing of the IPO on November 25, 1997. The Company expects to incur substantial operating expenses in the future to support its product development efforts, establish and expand its domestic and international sales and marketing capabilities, including recruiting additional indirect channel partners, and support and expand its technical and management personnel and organization.

         In November 1997, the Company began implementation of full-scale marketing activity for QueryObject System. QueryObject System previously required additional consulting services to implement and was promoted selectively through the direct sales channel, at several industry trade shows, and to potential business partners. The current release of QueryObject System has reduced consulting requirements and is capable of running on additional UNIX operating systems and the Windows NT operating system. In 1998, the Company intends to increase promotional activity, including increased trade show and partnering activity and public relations. The Company intends to market and sell QueryObject System through its direct sales force as well as through indirect channel partners such as Original Equipment Manufacturers ("OEMs") and Value Added Resellers ("VARs"). The Company anticipates that sales through indirect channel partners will be harder to forecast and will most likely have lower gross margins. There can be no assurance that the Company will be successful in developing additional products, in marketing and selling its products, or that such products will achieve broad market acceptance. The Company's inability to develop its products or to establish and expand its relationships with indirect channel partners would have a material adverse effect on the Company's business, financial condition and results of operations.

         Revenues from the sales of the Company's products are generally recognized upon the execution of a software licensing agreement and shipment of the product, provided that no significant vendor obligations remain and the resulting receivable is deemed collectible by management. In instances where a significant vendor obligation exists, revenue recognition is delayed until such obligation has been satisfied. Allowances for estimated future returns are provided for upon shipment. It is anticipated that in the near term, the Company's revenues from its sales of products will be difficult to predict due to the discretionary nature of business data delivery software purchases and the variable length of the sales cycle with respect to new product introductions. Further, although the Company's product line will include products with sales prices from $7,500 to over $250,000, the preponderance of its revenues is expected to be derived from products with sales prices from $60,000 to $160,000. As a result, the timing of the receipt and shipment of a single order can have a significant impact on the Company's revenues, results of operations and cash flows for a particular period. Results of Operations

         The  following   table  sets  forth  certain  items  in  the  Company's
statements of operations for the three months ended March 31, 1998 and 1997 ($ in thousands):

                                                           Three Months Ended
                                                               March 31,
                                                          1998          1997
Revenues
      Software licenses .............................   $    75        $  --
      Services and maintenance ......................        37             15
                                                        -------        -------

         Total revenues .............................       112             15
                                                        -------        -------

Cost of revenues
      Software licenses .............................         1           --
      Services and maintenance ......................        25              4
                                                        -------        -------

         Total cost of revenues .....................        26              4
                                                        -------        -------

Gross profit ........................................        86             11
                                                        -------        -------

Operating expenses
      Sales and marketing ...........................     1,327          1,074
      Research and development ......................       566            535
      General and administrative ....................       450            285
                                                        -------        -------

         Total operating expenses ...................     2,343          1,894
                                                        -------        -------

Loss from operations ................................    (2,257)        (1,883)
  Interest income ...................................        63             19
  Interest expense ..................................       (42)           (44)
  Other income ......................................      --                1
                                                        -------        -------

Net loss ............................................   $(2,236)       $(1,907)
                                                        =======        =======

Revenues

         The Company's license revenues have been generated from sales of QueryObject System. Service revenues have been generated from fees paid by customers on a project or contract basis for data analysis by the Company using its proprietary software, and are recognized over the term of the respective agreements. Maintenance revenues consist of ongoing support and products updates and are recognized ratably over the term of the contract, which is typically twelve months.

         Total revenues increased by $97,000, or 647%, from $15,000 for the three months ended March 31, 1997 ("1997") to $112,000 for the three months ended March 31, 1998 ("1998"). License revenues were $75,000 in 1998, which represented one license sale. No license sales were recorded in 1997. Service and maintenance revenue increased by $22,000, or 147%, from $15,000 in 1997 to $37,000 in 1998, primarily due to increased maintenance revenues associated with license sales completed during the year ended December 31, 1997, and are recognized ratably over a twelve month period.

Cost of Revenues

         Cost of software license revenues consists primarily of product packaging, documentation and production costs. Cost of software license revenues as a percentage of software license revenues was 1.3% for 1998, which resulted from the sale of one license. No license revenue was recorded in 1997. Cost of services and maintenance revenues consist primarily of customer support costs and direct costs associated with providing services. Cost of services and maintenance revenues increased as a percentage of services and maintenance revenues from 26.7% in 1997 to 67.6% in 1998, primarily due to higher personnel costs necessary to service an expanded customer base.

Operating Expenses

         Sales and Marketing. Sales and marketing expenses consist primarily of personnel costs, including sales commissions and incentives, of all personnel involved in the sales and marketing process, as well as related recruiting costs, public relations, advertising related costs, collateral material and trade shows. Sales and marketing expenses increased by $253,000, or 24%, from $1,074,000 in 1997 to $1,327,000 in 1998. This increase was primarily due to increased personnel costs and increased costs associated with public relations and trade shows. The Company believes that its sales and marketing expenses will increase in absolute dollars as the Company continues to increase promotion and other marketing expenses.

         Research and Development. Research and development expenses consist primarily of salaries and other personnel related expenses, recruiting costs associated with the hiring of additional software engineers and quality assurance personnel, consultant costs and depreciation of development equipment. Research and development expenses increased by $31,000, or 6%, from $535,000 in 1997 to $566,000 in 1998, primarily due to an increase in software engineering and quality assurance personnel and related costs, and consultant costs. The Company believes that a significant level of investment for product research and development is required to remain competitive and, accordingly, the Company anticipates that it will continue to devote substantial resources to product research and development and that these costs will increase in absolute dollars. To date, all research and development costs have been expensed as incurred.

         General and Administrative. General and Administrative expenses consist primarily of personnel costs for finance, MIS, human resources and general management, as well as insurance and professional expenses. General and administrative expenses increased by $165,000, or 58%, from $285,000 in 1997 to $450,000 in 1998, primarily due to increased professional expenses associated with being a public company such as increased professional fees, expenses related to directors' and officers' insurance and investor relations programs, and, to a lesser extent, increased personnel related costs and benefits. The Company believes that its general and administrative expenses will increase in absolute dollars as it incurs additional costs related to being a public company.

Interest Income and Interest Expense

         Interest income represents income earned on the Company's cash and cash equivalents. Interest income increased by $44,000, or 232%, from $19,000 in 1997 to $63,000 in 1998, primarily due to a higher level of cash and cash equivalents on deposit during 1998.

         Interest expense generally represents charges relating to the H.C.C. Financial Services Loan Agreement (the "Loan Agreement") and interest expense on capital equipment leases. Interest expense decreased by $2,000, or 5%, from $44,000 in 1997 to $42,000 in 1998. This decrease was primarily due to reduced outstanding borrowings under the Loan Agreement.

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

Liquidity and Capital Resources

         On November 25, 1997, the Company consummated the IPO. The Company sold 2,500,000 shares of Common Stock in the IPO and received approximately
$12,470,000 of cash, net of underwriting discounts, commissions and other offering costs. The Company immediately repaid $5,100,000 plus accrued interest due on the Bridge Notes and interim financings noted below. Upon completion of the IPO, all outstanding shares of Series A, Series B, Series C and Series D Preferred Stock (a total of approximately 1,697,000 shares) were converted into shares of Common Stock.

         Prior to the IPO, the Company had funded its operations primarily through sales of preferred equity securities, with net proceeds therefrom of approximately $14,000,000 and, to a lesser extent, through interim financings and the Bridge Financing, through capital and operating equipment leases, the issuance of notes payable and the Loan Agreement. As of March 31, 1998, the Company had $3,157,000 in cash and cash equivalents. Net cash used in operating activities was $2,077,000 and $1,212,000 in 1998 and 1997, respectively. For 1998, net cash used in operating activities was primarily attributable to a net loss of $2,236,000, less depreciation and amortization of $107,000. For 1997, net cash used in operating activities was primarily attributable to a net loss of $1,907,000 less depreciation and amortization of $95,000 and deferred revenue of $557,000. Net cash provided by financing activities in 1997 resulted primarily from the proceeds of sale-leaseback transactions. In addition to the IPO, since January 1, 1997, the Company's principal sources of capital have been through several bridge financings whereby the Company received approximately $6,100,000 in proceeds. The Company repaid promissory notes issued in connection with such bridge financings either out of proceeds from the IPO or out of proceeds from a bridge financing consummated in July 1997.

         The Company does not currently have a line of credit with a commercial bank. Under the Loan Agreement, the Company has outstanding borrowings in the aggregate principal amount of approximately $861,000, such indebtedness secured by a security interest in and lien on all of the Company's assets. An Addendum to the Loan Agreement provides that H.C.C., the lender thereunder, will not demand payment under the Loan Agreement (and requires the Company to maintain a restricted Certificate of Deposit which was in the amount of $887,000 as of March 31, 1998), until the earlier of March 31, 1998, a material breach by the Company under the Addendum or an event of default under the Loan Agreement. In April 1998, the Company began repaying the indebtedness under the Loan Agreement, utilizing the funds on deposit in the restricted Certificate of Deposit. The indebtedness is being repaid at the rate of 10% of the outstanding month end balance each month, for twelve consecutive months, to be followed by a payment in full of the remaining outstanding balance. Additionally, as of March 31, 1998, the Company has available $189,000 under an equipment leasing line of credit.

         As of December 31, 1997, the Company's principal commitments consisted of obligations under operating and capital leases and employment agreements. At that date, the Company had approximately $554,000 in outstanding borrowings under capital leases which are payable through 2001. Pursuant to employment agreements with executive officers of the Company, the Company is obligated to pay $936,000 and $460,000 in salaries for the years ended December 31, 1998 and 1999, respectively.

         As of March 31, 1998, the Company had working capital of $1,497,000. The Company has had a limited operating history as a software product company and has not made significant sales of its products. Therefore, revenues are difficult to predict. Based on its current operating plan, the Company believes that its current cash and cash equivalent position is sufficient to meet its working capital and capital expenditure requirements for the next four months. It is more likely than not that cash generated from operations will be insufficient to satisfy the Company's liquidity requirements beyond four months. The independent accountants' report for the year ended December 31, 1997 states that the Company's recurring losses from operations and the Company's negative cash flow from operating activities raise substantial doubt about the Company's ability to continue as a going concern. The Company will seek to sell additional equity or convertible debt securities. To date, the Company has no commitments, agreements or understandings with respect to such additional financing and there can be no assurance that the Company will be able to consummate any such transaction. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders.

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

Risk Factors That May Affect Future Results

         The Company's business involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of these risks and should be read in conjunction with "Risk Factors" in Part I, Item 1 - Business, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

         Accumulated Deficit; Historical and Projected Future Operating Losses; Going Concern Qualification in the Independent Accountants' Report. At March 31, 1998, the Company had an accumulated deficit of $28,102,569. For the fiscal years ended December 31, 1997 and 1996, and for the three months ended March 31, 1998, the Company incurred net losses of $10,563,484, $4,917,935 and $2,235,583, respectively. In addition, the Company has incurred a net loss in each year during which it has operated, and its operations to date have been financed in significant part through sales of both equity and debt securities. The Company's expense levels are high and revenues are difficult to predict. As a result, the Company expects to continue to incur net losses for the foreseeable future. There can be no assurance that significant revenues or profitability will ever be achieved or, if they are achieved, that they can be sustained or increased on a quarterly or annual basis in the future. Future operating results will depend on many factors, including the demand for the Company's products, the level of product and price competition, the Company's success in expanding its direct sales force and indirect distribution channels, the ability of the Company to develop and market products and to control costs, the percentage of the Company's revenues derived from indirect channel partners and general economic conditions. The independent accountants' report for the year ended December 31, 1997 states that the Company's recurring losses from operations and the Company's negative cash flow from operating activities raise substantial doubt about the Company's ability to continue as a going concern.

         Dependence Upon New Products; Uncertain Market Acceptance. Substantially all of the Company's revenues for the foreseeable future are expected to be derived from sales of QueryObject System. Between January 1, 1995 and March 31, 1998, the Company realized software product revenue from only eight QueryObject System installations, one of which (sold in 1995) was a pre-production beta version. Further, the Company has recently commenced an integrated marketing effort for its products. The Company's future financial performance will depend upon the successful introduction and customer acceptance of QueryObject System and the development of new and enhanced versions of the product. The failure to achieve broad market acceptance of QueryObject System will have a material adverse effect on the business, operating results and financial condition of the Company.

         Lack of Substantial Revenue; Limited Operating History. The Company has had a limited operating history as a software product company and has not made significant sales of its products. Total revenues for the year ended December 31, 1997 and for the three months ended March 31, 1998 were $1,012,159 and $111,861, respectively. Total revenues for the periods noted above included four sales and one sale, respectively, of QueryObject System. Prior to 1997, the Company's revenues were derived primarily from contract services provided to customers using the Company's proprietary data analysis technology. The Company has discontinued this business. The Company believes that comparisons of its future operating results to operating results presented herein will not be meaningful.

         Limited Working Capital; Need For Additional Funding. At March 31, 1998, the Company had working capital of $1,497,279. The Company has had a limited operating history as a software product company and has not made significant sales of its products. Therefore, revenues are difficult to predict. Based on its current operating plan, the Company believes that its current cash and cash equivalent position is sufficient to meet its working capital and capital expenditure requirements for the next four months. It is more likely than not that cash generated from operations will be insufficient to satisfy the Company's liquidity requirements beyond four months, and as a result, the Company will seek to sell additional equity or convertible debt securities. To date, the Company has no commitments, agreements or understandings with respect to such additional financing and there can be no assurance that the Company will be able to consummate any such transaction. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders.

         Potentially Limited Trading Market; Possible Volatility of Stock Price. The Common Stock is listed on the Nasdaq SmallCap Market ("Nasdaq"). Under recently implemented Nasdaq rules, in order for the Company to remain eligible for listing on Nasdaq, (i) the Company's Common Stock must have a minimum bid price of $1.00, (ii) the Company must have minimum tangible net assets of $2,000,000 or a market capitalization of $35,000,000 or net income of $500,000 in two of the three prior years, (iii) the Company must have a public float of at least 500,000 shares with a market value of at least $1,000,000 and the Common Stock must have at least two market makers and be held of record by at least 300 stockholders. While the Company currently satisfies Nasdaq listing and maintenance standards, the Company believes that without additional financing (of which there can be no assurance), the Company could have less than $2,000,000 in net tangible assets by June 30, 1998. The failure to meet the maintenance criteria in the future may result in the Common Stock no longer being eligible for quotation on Nasdaq and trading, if any, of the Common Stock would thereafter be conducted in the non- Nasdaq over-the-counter market. As a result of such delisting of the Common Stock from Nasdaq, it may be more difficult for investors to dispose of, or to obtain accurate quotations as to the market value of, the Common Stock.

         The   regulations   of   the   Securities   and   Exchange   Commission
("Commission") promulgated under the Securities Exchange Act of 1934, as amended, require additional disclosure relating to the market for penny stocks. Commission regulations generally define a penny stock to be an equity security that has a market price of less than $5.00 per share, subject to certain exceptions. A disclosure schedule explaining the penny stock market and the risks associated therewith is required to be delivered to a purchaser and various sales practice requirements are imposed on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). In addition, the broker-dealer must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. If the Company's securities become subject to the regulations applicable to penny stocks, the market liquidity for the Company's securities could be severely affected. In such an event, the regulations on penny stocks could limit the ability of broker-dealers to sell the Company's securities and thus the ability of purchasers of the Company's securities to sell their securities in the secondary market. In the absence of an active trading market, holders of the Common Stock may experience substantial difficulty in selling their securities.

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

         Dependence on Significant Customers. For the fiscal year ended December 31, 1997 and for the three months ended March 31, 1998, one customer in each period accounted for 65% and 67%, respectively, of the Company's total revenues. The Company does not know at this time if significant future revenues from these customers will occur.

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

Part II.          OTHER INFORMATION

Item 2.           Changes in Securities and Use of Proceeds

         On November 19, 1997 the Commission declared effective the Company's Registration Statement on Form SB-2 (File No. 333-34667) relating to the initial public offering ("IPO") of 2,500,000 shares of common stock, $.001 par value (the "Common Stock") of the Company at a price per share of $6.00. Subsequent to the information provided in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997, the Company has used proceeds of the IPO as follows; $1,062,000 has been used to fund the Company's integrated full scale sales and marketing activities and to expand its sales and marketing activities both domestically and internationally, $525,000 has been used for research and development including enhancements to existing features and development of new functions for QueryObject System and $546,000 of the proceeds of the IPO have been used for working capital and general corporate purposes. The remaining amount of the proceeds from the IPO, $3,157,000, have been invested temporarily in investment grade, short-term, interest bearing instruments.

Item 5.  Other Information

         Pursuant to a separation agreement (the "Separation Agreement") dated as of March 10, 1998, by and between the Company and Mark A. Chroscielewski, Mr. Chroscielewski's employment agreement and employment with the Company was terminated effective March 10, 1998. Mr. Chroscielewski will continue to serve as the Company's Chairman of the Board until May 26, 1998. The Separation Agreement provides for a severance payment of $150,000 payable over a one-year period beginning March 10, 1998 and a payment of $151,896 in settlement of unpaid and accrued salary and vacation owed to Mr. Chroscielewski. The Company also agreed to extend the terms of all of the stock options that had previously been granted to Mr. Chroscielewski until December 31, 1999 and enter into a reseller agreement relating to the Company's products with an entity to be formed by Mr. Chroscielewski. Pursuant to the Separation Agreement, Mr. Chroscielewski has agreed until March 10, 1999 not to (i) compete with the Company and (ii) take such actions as attempting to acquire control of the Company or initiating a tender or exchange offer, merger or other business combination.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

         Separation Agreement, as amended, between the Company and Mark A. Chroscielewski (Exhibit 10.15)

               Statement of Computation of Net Income Per Share (Exhibit 11.1)

               Financial Data Schedule (Exhibit 27.1)

      Reports of Form 8-K

               No Reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 13, 1998            CROSSZ SOFTWARE CORPORATION



                           By:  /s/ Daniel M. Pess
                                ------------------------------------------------
                               Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal
                                Financial Officer)