Form 10QSB
period 1998-06-30
QUERYOBJECT SYSTEMS CORP
filed 1998-08-14
CIK 855743

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1998

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-13587

                         QUERYOBJECT SYSTEMS CORPORATION
                     Formerly "CrossZ Software Corporation"
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

                           CrossZ Software Corporation
                           (Former name of registrant)

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

             As of July 31, 1998 there were 5,121,422 shares of the Registrant's common stock outstanding.

Transitional Small Business Disclosure Format. Yes / /  No /X/

--------------------------------------------------------------------------------

                         QUERYOBJECT SYSTEMS CORPORATION
                     (formerly CrossZ Software Corporation)

                                   FORM 10-QSB

                                      INDEX




PART I.   FINANCIAL INFORMATION                                             PAGE

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheet
          As of  June 30, 1998 (unaudited)............................      3

          Condensed  Consolidated  Statement  of  Operations
          For the three months and six months ended June 30, 1998
          and 1997 (unaudited) ......................................      4

          Condensed Consolidated Statement of Cash Flows
          For the six months ended June 30, 1998 and 1997 (unaudited).     5

          Notes to the Condensed Consolidated Financial Statements....     6

Item 2.   Management's Discussion and Analysis or Plan of Operation...     7

PART II.  OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds..................     16

Item 4.   Submission of Matters to a Vote of Security Holders........     16

Item 5.   Other Information..........................................     17

Item 6.   Exhibits and Reports on Form 8-K...........................     17

SIGNATURES...........................................................     18

Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

                         QUERYOBJECT SYSTEMS CORPORATION
                     (formerly CrossZ Software Corporation)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                  June 30,
                                                                                   1998
ASSETS
Current assets
      Cash and cash equivalents....................................          $   1,003,853
      Accounts receivable, net of allowance for doubtful
          accounts of $30,000......................................                158,680


      Restricted certificate of deposit............................                598,453
      Prepaid expenses and other current assets....................                 79,540
                                                                              ------------
          Total current assets.....................................              1,840,526

Property and equipment, net........................................              1,131,600
Deposits and other assets..........................................                146,452
                                                                              ------------
          Total assets.............................................          $   3,118,578
                                                                              ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
      Accounts payable.............................................          $     285,660
      Accrued expenses.............................................                890,476
      Deferred revenue.............................................                 58,751
      Loan payable to stockholders.................................                565,122
      Customer advance.............................................                300,000
      Capital lease obligations due within one year................                206,652
                                                                              ------------
          Total current liabilities................................              2,306,661

Capital lease obligations..........................................                260,816
Deferred rent  ....................................................                269,381
                                                                              ------------
          Total liabilities........................................              2,836,858
                                                                              ------------

Stockholders' equity
      Preferred stock, 2,000,000 shares authorized;
          none issued and outstanding..............................                     --
      Common stock, $0.001 par value:  30,000,000 shares
          authorized; 5,121,422 shares issued and outstanding......                  5,121
      Additional paid-in capital...................................             30,471,579
      Accumulated deficit..........................................            (30,194,980)
                                                                              ------------
          Total stockholders' equity...............................                281,720
                                                                              ------------
          Total liabilities and stockholders' equity...............          $   3,118,578
                                                                              ============

   See accompanying notes to the Condensed Consolidated Financial Statements.

                         QUERYOBJECT SYSTEMS CORPORATION
                     (formerly CrossZ Software Corporation)
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                    Three Months Ended                       Six Months Ended
                                                                         June 30,                                June 30,
                                                                 1998                  1997               1998               1997
Revenues
     Software licenses...............................      $    60,000         $     398,750        $    135,000       $    398,750
     Services and maintenance........................           24,165                81,187              61,026             96,377
                                                          ------------          ------------         -----------        ------------
               Total revenues........................           84,165               479,937             196,026            495,127

Cost of revenues
     Software licenses...............................              750                 5,807               1,500              5,807
     Services and maintenance........................           21,155                51,169              45,911             54,739
                                                          ------------          ------------         -----------        ------------
               Total cost of revenues................           21,905                56,976              47,411             60,546
                                                          ------------          ------------         -----------        ------------

Gross Profit.........................................           62,260               422,961             148,615            434,581
                                                          ------------          ------------         -----------        ------------
Operating expenses
     Sales and marketing.............................        1,141,228               986,988           2,468,446          2,061,319
     Research and development........................          614,839               662,315           1,181,256          1,197,731
     General and administrative......................          400,729               323,711             850,730            608,435
                                                          ------------          ------------         -----------        ------------
               Total operating expenses..............        2,156,796             1,973,014           4,500,432          3,867,485
                                                           -----------          ------------         -----------        ------------

Loss from operations.................................       (2,094,536)           (1,550,053)         (4,351,817)        (3,432,904)

Interest income......................................           38,024                 8,239             101,365             27,093
Interest expense.....................................          (35,924)              (58,101)            (77,336)          (101,612)
Other income (expense)...............................               25                    --                (206)               542
                                                          ------------          ------------         -----------        ------------

Net loss............................................ .    $ (2,092,411)        $  (1,599,915)       $ (4,327,994)      $ (3,506,881)
                                                          ------------          ------------         -----------        ------------

Basic net loss per share.............................     $       (.41)        $        (.64)       $       (.85)       $     (1.41)
                                                          ------------          ------------         -----------        ------------

Weighted average shares used in basic per share
     computation (Note 3)............................       5,120,519             2,498,768           5,118,580           2,494,666
                                                          ===========          ============         ===========        ============

   See accompanying notes to the Condensed Consolidated Financial Statements.

                         QUERYOBJECT SYSTEMS CORPORATION
                     (formerly CrossZ Software Corporation)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                  1998                      1997

Cash flows from operating activities
      Net loss ................................................                 $ (4,327,994)            $  (3,506,881)
      Adjustments to reconcile net loss to net cash used in
          operating activities
               Depreciation and amortization......................                   204,864                    97,413
               Loss on sale of computer equipment.................                       206                        --
               Options issued for consulting services.............                    76,499                   104,500
               Changes in operating assets and liabilities
                  Accounts receivable, net........................                   341,087                   595,537
                  Prepaid expenses and other current assets.......                   (31,286)                  (90,830)
                  Deposits and other assets.......................                     3,822                   (44,525)
                  Accounts payable and accrued expenses...........                  (465,976)                  476,927
                  Deferred rent...................................                       448                     6,647
                  Deferred revenue................................                    28,716                    71,387
                                                                                ------------             -------------
          Net cash used in operating activities................                   (4,169,614)               (2,289,825)
                                                                                ------------             -------------

Cash flows from investing activities
      Release of restricted certificate of deposit.............                      296,213                        --
      Loan receivable from stockholder.........................                      (65,000)                       --
      Acquisitions of property and equipment...................                      (88,408)                 (215,856)
      Purchase of restricted certificate of deposit............                      (16,827)                  (18,012)
                                                                                ------------             -------------
          Net cash provided by (used in) investing activities..                      125,978                  (233,868)
                                                                                ------------             -------------

Cash flows from financing activities
      Proceeds from issuance of  common stock..................                       10,384                    52,218
      Proceeds from interim financing notes payable to
        shareholders..............................................                        --                   950,000
      Repayment of loan payable to stockholders................                     (326,213)                  (60,000)
      Payments of capital lease obligations....................                     (115,534)                 (128,394)
      Repayment of loan receivable from stockholder............                       12,300                        --
      Proceeds from sale-leaseback transaction.................                       29,202                   409,429
                                                                                ------------             -------------
          Net cash (used in) provided by financing activities.....                  (389,861)                1,223,253
                                                                                ------------             -------------

Net decrease in cash and cash equivalents......................                   (4,433,497)               (1,300,440)

Cash and cash equivalents at beginning of year.................                    5,437,350                 1,367,566
                                                                                ------------             -------------

Cash and cash equivalents at end of period.....................                 $  1,003,853             $      67,126
                                                                                ============             =============

   See accompanying notes to the Condensed Consolidated Financial Statements.

                         QUERYOBJECT SYSTEMS CORPORATION
                     (formerly CrossZ Software Corporation)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation

         The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company's financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997. The condensed consolidated results of operations for the period ended June 30, 1998 are not necessarily indicative of the results to be expected for any subsequent quarter, for the entire fiscal year ending December 31, 1998, or for any future period.

         In May 1998, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation changing the name of the Company to "QueryObject Systems Corporation".

         In May 1998, the Company formed QueryObject Systems Corporation Ltd., a wholly owned subsidiary based in the United Kingdom. The condensed consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany accounts and transactions have been eliminated.

         Certain reclassifications have been made to the condensed financial statements for the six months ended June 30, 1997 to conform to the 1998 presentation.

2.       Initial Public Offering

         On November 20, 1997, the Company's Initial Public Offering ("IPO") of 2,500,000 shares of common stock was consummated, which resulted in net proceeds to the Company of $12,469,574 before repayment of certain bridge and interim financings, including interest thereon, which totaled approximately $5,281,000. As of the closing date of the IPO, all of the Company's outstanding preferred stock was converted into an aggregate of 1,697,313 shares of Common Stock.

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

4.       Supplemental Cash Flow Information

                                                                               Six Months Ended
                                                                                   June 30,
                                                                              1998               1997

Interest paid during the period................................        $     78,752     $       81,421
Schedule of non cash investing and financing  activities:
      Series D Preferred Stock, issued for dividends...........                  --            506,342

5.       Use of Estimates

         The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

6.       Liquidity and Business Risks

         The Company has incurred operating losses since inception, and negative cash flows from operating activities. As of June 30, 1998, the Company had an accumulated deficit of $30,194,980. The Company has had a limited operating history as a software product company and has not made significant sales of its products. Therefore, revenues are difficult to predict. As previously reported, the Company anticipated that cash generated from operations would be insufficient to satisfy the Company's liquidity requirements, and therefore the Company is seeking to sell additional equity securities through a private offering to "accredited investors." See "Management's Discussion and Analysis or Plan of Operation Liquidity and Capital Resources". To date, the Company has no commitments, agreements or understandings with respect to the private offering or any other additional financing and there can be no assurance that the Company will be able to consummate the private offering or any other transaction. Any sale of additional equity securities will result in additional dilution to the Company's stockholders. The independent accountants' report for the year ended December 31, 1997 states that the Company's recurring losses from operations and the Company's negative cash flow from operating activities raise substantial doubt about the Company's ability to continue as a going concern.

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

         The discussion and analysis below should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and the Notes thereto included elsewhere herein.

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

         To date, the Company has incurred substantial losses from operations, and at June 30, 1998 had an accumulated deficit of $30,194,980. The Company's operations and activities have been primarily funded through sales of equity and debt securities, including the closing of the IPO on November 25, 1997. The Company expects to incur substantial operating expenses in the future to support its product development efforts, establish and expand its domestic and international sales and marketing capabilities, including recruiting additional indirect channel partners, and support and expand its technical and management personnel and organization.

In November 1997, the Company began implementation of full-scale marketing activity for QueryObject System. QueryObject System previously required additional consulting services to implement and was promoted selectively through the direct sales channel, at several industry trade shows, and to potential business partners. The current release of QueryObject System has reduced consulting requirements and is capable of running on additional UNIX operating systems and the Windows NT operating system. The Company intends to increase promotional activity, including increased trade show and partnering activity and public relations. The Company markets and sells QueryObject System through its direct sales force as well as through indirect channel partners such as Original Equipment Manufacturers ("OEMs") and Value Added Resellers ("VARs"). The Company anticipates that sales through indirect channel partners will be harder to forecast and will most likely have lower gross margins. There can be no assurance that the Company will be successful in developing additional products, in marketing and selling its products, or that such products will achieve broad market acceptance. The Company's inability to develop its products or to establish and expand its relationships with indirect channel partners would have a material adverse effect on the Company's business, financial condition and results of operations.

         Revenues from the sales of the Company's products are generally recognized upon the execution of a software licensing agreement and shipment of the product, provided that no significant vendor obligations remain and the resulting receivable is deemed collectible by management. In instances where a significant vendor obligation exists, revenue recognition is delayed until such obligation has been satisfied. Allowances for estimated future returns are provided for upon shipment. It is anticipated that in the near term, the Company's revenues from sales of products will be difficult to predict due to the discretionary nature of business data delivery software purchases and the variable length of the sales cycle with respect to new product introductions. Further, although the Company's product line will include products with sales prices from $7,500 to over $250,000, the preponderance of its revenues is expected to be derived from products with sales prices from $60,000 to $160,000. As a result, the timing of the receipt and shipment of a single order can have a significant impact on the Company's revenues, results of operations and cash flows for a particular period.

Results of Operations

         The following table sets forth certain items in the Company's condensed consolidated statement of operations for the three and six month periods ended June 30, 1998 and 1997 ($ in thousands):

                                                                       Three Months Ended             Six Months Ended
                                                                            June 30,                      June 30,
                                                                      1998            1997            1998          1997

Revenues
      Software licenses......................................      $       60      $    399      $     135      $     399
      Services and maintenance...............................              24            81             61             96
                                                                   ----------      --------      ---------     ----------
         Total revenues......................................              84           480            196            495
                                                                   ----------      --------      ---------     ----------

Cost of revenues
      Software licenses......................................               1             6              1              6
      Services and maintenance...............................              21            51             46             54
                                                                   ----------      --------      ---------     ----------
         Total cost of revenues..............................              22            57             47             60
                                                                   ----------      --------      ---------     ----------
Gross profit.................................................              62           423            149            435
                                                                   ----------      --------      ---------     ----------

Operating expenses
      Sales and marketing....................................           1,141           987          2,469          2,061
      Research and development...............................             615           662          1,181          1,198
      General and administrative.............................             401           324            851            609
                                                                   ----------      --------      ---------     ----------
         Total operating expenses............................           2,127         1,973          4,501         (3,868)
                                                                   ----------      --------      ---------     ----------

Loss from operations.........................................          (2,095)       (1,550)        (4,352)        (3,433)

  Interest income............................................              38             8            101             27
  Interest expense...........................................             (35)          (58)           (77)          (102)
  Other income...............................................              --            --             --              1
                                                                   ----------      --------      ---------     ----------
Net loss.....................................................      $   (2,092)     $ (1,600)     $  (4,328)    $   (3,507)
                                                                   ==========      ========      =========     ==========

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

         Total revenues decreased by $396,000, or 83%, from $480,000 in the second quarter of 1997 to $84,000 in the second quarter of 1998. For the first six months, total revenues decreased by $299,000, or 60%, from $495,000 in 1997 to $196,000 in 1998. These decreases were primarily due to a decrease in license revenues in the 1998 periods as compared to 1997. The Company recorded license revenue from the sale of one license in each of the two quarters in 1998, whereas the Company recorded license revenue from the sale of one license in the second quarter of 1997. However, the license sold in the second quarter of 1997 was a multi-platform sale pursuant to a master reseller agreement, and therefore was priced at a higher rate than single platform sales. Service and maintenance revenue decreased by $57,000, or 70%, from $81,000 in the second quarter of 1997 to $24,000 in the second quarter of 1998. For the first six months, service and maintenance revenue decreased by $35,000, or 36%, from $96,000 in 1997 to $61,000 in 1998. These decreases were primarily due to the curtailment of service-based engagements.

Cost of Revenues

         Cost of software license revenues consists primarily of product packaging, documentation and production costs. Cost of software license revenues as a percentage of software license revenues was 1.3% and 1.1%, respectively, for the three month and six month periods ended June 30, 1998, which resulted from the sale of one license in each quarter of 1998. Cost of software license revenues as a percentage of software license revenues was 1.5% for both the three month and six month periods ended June 30, 1997, which resulted from the sale of one license in the second quarter of 1997.

         Cost of services and maintenance revenues consist primarily of customer support costs and direct costs associated with providing services. Cost of services and maintenance revenues as a percentage of services and maintenance revenues were 87.5% and 75.2%, respectively, for the three month and six month periods ended June 30, 1998. Cost of services and maintenance revenues as a percentage of services and maintenance revenues were 63.0% and 56.8%, respectively, for the three month and six month periods ended June 30, 1997. The higher percentages during the 1998 periods were primarily due to higher personnel costs necessary to service an expanded customer base.

Operating Expenses

         Sales and Marketing. Sales and marketing expenses consist primarily of personnel costs, including sales commissions and incentives, of all personnel involved in the sales and marketing process, as well as related recruiting costs, public relations, advertising related costs, collateral material and trade shows. Sales and marketing expenses increased by $154,000, or 16%, from $987,000 in the second quarter of 1997 to $1,141,000 in the second quarter of 1998. For the first six months, sales and marketing expenses increased by $407,000, or 20%, from $2,061,000 in 1997 to $2,468,000 in 1998. These increases were primarily due to increased personnel costs, and increased costs associated with public relations, collateral material and trade shows. These increases were offset, in part, by reduced recruiting costs in the 1998 periods. The Company believes that its sales and marketing expenses will increase in absolute dollars as the Company continues to increase promotion and other marketing expenses.

         Research and Development. Research and development expenses consist primarily of salaries and other personnel related expenses, recruiting costs associated with the hiring of additional software engineers and quality assurance personnel, consultant costs and depreciation of development equipment. Research and development expenses decreased by $47,000, or 7%, from $662,000 in the second quarter of 1997 to $615,000 in the second quarter of 1998. For the first six months, research and development expenses decreased by $17,000, or 1%, from $1,198,000 in 1997 to $1,181,000 in 1998. These decreases were primarily due to lower consulting costs and lower recruiting costs as compared to 1997. The Company believes that a significant level of investment for product research and development is required to remain competitive and, accordingly, the Company anticipates that it will continue to devote substantial resources to product research and development and that these costs will increase in absolute dollars. To date, all research and development costs have been expensed as incurred.

         General and Administrative. General and administrative expenses consist primarily of personnel costs for finance, MIS, human resources and general management, as well as insurance and professional expenses. General and administrative expenses increased by $77,000, or 24%, from $324,000 in the second quarter of 1997 to $401,000 in the second quarter of 1998. For the first six months, general and administrative expenses increased by $243,000, or 40%, from $608,000 in 1997 to $851,000 in 1998. These increases were primarily due to higher consulting fees, increased professional expenses associated with being a public company and increased personnel related costs and benefits. The Company believes that its general and administrative expenses will increase in absolute dollars as it incurs additional costs related to being a public company, including investor relations programs.

Interest Income and Interest Expense

         Interest income represents income earned on the Company's cash and cash equivalents. Interest income increased by $30,000, or 375%, from $8,000 in the second quarter of 1997 to $38,000 in the second quarter of 1998. For the first six months, interest income increased by $74,000, or 274%, from $27,000 in 1997 to $101,000 in 1998. These increases were primarily due to a higher level of cash and cash equivalents on deposit during 1998.

         Interest expense generally represents charges relating to the H.C.C. Financial Services Loan Agreement (the "Loan Agreement") and interest expense on capital equipment leases. Interest expense decreased by $22,000, or 38%, from $58,000 in the second quarter of 1997 to $36,000 in the second quarter of 1998. For the first six months, interest expense decreased by $25,000, or 24%, from $102,000 in 1997 to $77,000 in 1998. These decreases were primarily due to reduced outstanding borrowings under the Loan Agreement.

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

Liquidity and Capital Resources

         On November 25, 1997, the Company consummated the IPO. The Company sold 2,500,000 shares of Common Stock in the IPO and received approximately
$12,470,000 of cash, net of underwriting discounts, commissions and other offering costs. The Company immediately repaid $5,100,000 plus accrued interest due on Bridge and Interim Financings payable. Upon completion of the IPO, all outstanding shares of preferred stock (a total of approximately 1,697,000 shares) were converted into shares of Common Stock.

                  The IPO prospectus indicated that the Company believed that the proceeds of the IPO together with then existing resources and cash anticipated to be generated from operations, would be sufficient to satisfy the Company's cash requirements for at least 14 months after the completion of the IPO. However, as of June 30, 1998, the Company had negative working capital of $466,000. The variance between the Company's expectations at the time of the IPO and the Company's current analysis of its cash position is primarily due to lower than expected sales of the Company's products. The Board of Directors of the Company has considered various means of procuring additional financing and has determined that a private offering of the Company's securities would be in the best interests of the Company. Accordingly, the Company is undertaking a private offering which currently contemplates the issuance of a minimum of 2,000,000 shares of Common Stock and a maximum of 4,000,000 shares of Common Stock and which may also include the grant of Common Stock Purchase Warrants to the purchasers in the private offering. The Company anticipates that the offering price will be at a discount to the closing sale price of the Company's Common Stock on the day immediately preceding the initial closing of the private placement. On August 13, 1998, the closing sale price of the Common Stock of the Company on the Nasdaq SmallCap Market was $2 3/4 per share. The net proceeds of the private offering will be used for sales and marketing, research and development, and general working capital purposes in the proportions of 50%, 30% and 20%, respectively. To date, the Company has no commitments, agreements or understandings with respect to such private offering or any other additional financing and there can be no assurance as to the terms of such private offering or that the Company will be able to consummate such private offering or any other financing transaction. If the Company is unable to effect the private offering, or obtain other short-term financing, the Company will lack the cash necessary to continue operating. The sale of additional equity securities will result in additional dilution to the Company's stockholders.

                  Under Rule 4310(c)(25)(H)(i) of the Nasdaq Stock Market ("Rule 4310(c)(25)(H)(i)"), the Company is required to obtain stockholder approval in connection with any transaction, other than a public offering, that involves the issuance by the Company of Common Stock (or securities convertible into or exercisable for Common Stock) that equals 20% or more of the Common Stock of the Company outstanding before the issuance of such securities, at a price below market value. On August 12, 1998, in order to effect compliance with Rule 4310(c)(25)(H)(i) and enable the Company to consummate a private offering, the Company's stockholders approved a proposal that authorizes the Board of

Directors of the Company to determine (i) the number of shares of Common Stock that will be issued in a private offering (which may or may not exceed 20% or more of the Common Stock outstanding); (ii) the purchase price of such shares of Common Stock and (iii) whether Warrants will be issued in the private offering and, if so, the terms and conditions of the Warrants.

         Prior to the IPO, the Company funded its operations primarily through sales of preferred equity securities, with net proceeds therefrom of approximately $14,000,000 and, to a lesser extent, through interim financings and a bridge financing, through capital and operating equipment leases, the issuance of notes payable and the Loan Agreement. As of June 30, 1998, the Company had $1,004,000 in cash and cash equivalents. Net cash used in operating activities was $4,170,000 and $2,290,000 for the six months ended in 1998 and 1997, respectively. For 1998, net cash used in operating activities was primarily attributable to a net loss of $4,328,000, less depreciation and amortization of $205,000. For 1997, net cash used in operating activities was primarily attributable to a net loss of $3,507,000 less depreciation and amortization of $97,000 and an increase in accounts payable and accrued expenses and a decrease in accounts receivable totaling $1,072,000. Net cash provided by financing activities of $1,223,000 in 1997 resulted primarily from an Interim Financing Note payable to a stockholder and the proceeds of sale-leaseback transactions. In addition to the IPO, since January 1, 1997, the Company's principal sources of capital have been through several bridge financings whereby the Company received approximately $6,100,000 in proceeds. The Company repaid promissory notes issued in connection with such bridge financings either out of proceeds from the IPO or out of proceeds from a bridge financing consummated in July 1997.

         The Company does not currently have a line of credit with a commercial bank. Under the Loan Agreement, the Company has outstanding borrowings in the aggregate principal amount of approximately $565,000, such indebtedness secured by a security interest in and lien on all of the Company's assets. An Addendum to the Loan Agreement provides that H.C.C., the lender thereunder, will not demand payment under the Loan Agreement (and requires the Company to maintain a restricted Certificate of Deposit which was in the amount of $598,000 as of June 30, 1998), until the earlier of March 31, 1998, a material breach by the Company under the Addendum or an event of default under the Loan Agreement. In April 1998, the Company began repaying the indebtedness under the Loan Agreement, utilizing the funds on deposit in the restricted Certificate of Deposit. The indebtedness is being repaid at the rate of 10% of the outstanding month end balance each month, for twelve consecutive months, to be followed by a payment in full of the remaining outstanding balance.

         As of June 30, 1998, the Company's principal commitments consisted of obligations under operating and capital leases (payable through 2001) and employment agreements. Pursuant to employment agreements with executive officers of the Company, the Company is obligated to pay $936,000 and $460,000 in salaries for the years ended December 31, 1998 and 1999, respectively.

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

         Negative Working Capital; Need For Additional Funding. At June 30, 1998, the Company had negative working capital of $466,135. The Company has had a limited operating history as a software product company and has not made significant sales of its products. Therefore, revenues are difficult to predict. As previously reported, the Company anticipated that cash generated from operations would be insufficient to satisfy the Company's liquidity requirements, and as a result, the Company is seeking to sell additional equity securities. See "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources." If the Company is unable to close the private offering, or obtain other short-term financing, the Company will lack the cash necessary to continue operating. To date, the Company has no commitments, agreements or understandings with respect to such additional financing and there can be no assurance that the Company will be able to consummate any such transaction. The sale of additional equity securities will result in additional dilution to the Company's stockholders.

         Accumulated Deficit; Historical and Projected Future Operating Losses; Going Concern Qualification in the Independent Accountants' Report. At June 30, 1998, the Company had an accumulated deficit of $30,194,980. For the fiscal years ended December 31, 1997 and 1996, and for the six months ended June 30, 1998, the Company incurred net losses of $10,563,484, $4,917,935 and $4,327,994, respectively. In addition, the Company has incurred a net loss in each year during which it has operated, and its operations to date have been financed in significant part through sales of both equity and debt securities. The Company's expense levels are high and revenues are difficult to predict. As a result, the Company expects to continue to incur net losses for the foreseeable future. There can be no assurance that significant revenues or profitability will ever be achieved or, if they are achieved, that they can be sustained or increased on a quarterly or annual basis in the future. Future operating results will depend on many factors, including the demand for the Company's products, the level of product and price competition, the Company's success in expanding its direct sales force and indirect distribution channels, the ability of the Company to develop and market products and to control costs, the percentage of the Company's revenues derived from indirect channel partners and general economic conditions. The independent accountants' report for the year ended December 31, 1997 states that the Company's recurring losses from operations and the Company's negative cash flow from operating activities raise substantial doubt about the Company's ability to continue as a going concern.

         Lack of Substantial Revenue; Limited Operating History. The Company has had a limited operating history as a software product company and has not made significant sales of its products. Total revenues for the year ended December 31, 1997 and for the six months ended June 30, 1998 were $1,012,159 and $196,026, respectively. Total revenues for the periods noted above included four sales and two sales, respectively, of QueryObject System. Prior to 1997, the Company's revenues were derived primarily from contract services provided to customers using the Company's proprietary data analysis technology. The Company has discontinued this business.

         Dependence Upon New Products; Uncertain Market Acceptance. Substantially all of the Company's revenues for the foreseeable future are expected to be derived from sales of QueryObject System. Between January 1, 1995 and June 30, 1998, the Company realized software product revenue from only nine QueryObject System installations, one of which (sold in 1995) was a pre-production beta version. Further, the Company has recently commenced an integrated marketing effort for its products. The Company's future financial performance will depend upon the successful introduction and customer acceptance of QueryObject System and the development of new and enhanced versions of the product. The failure to achieve broad market acceptance of QueryObject System will have a material adverse effect on the business, operating results and financial condition of the Company.

         Potentially Limited Trading Market; Possible Volatility of Stock Price. The Common Stock is listed on the Nasdaq SmallCap Market ("Nasdaq"). Under recently implemented Nasdaq rules, in order for the Company to remain eligible for listing on Nasdaq, (i) the Company's Common Stock must have a minimum bid price of $1.00, (ii) the Company must have minimum tangible net assets of $2,000,000 or a market capitalization of $35,000,000 or net income of $500,000 in two of the three prior years, (iii) the Company must have a public float of at least 500,000 shares with a market value of at least $1,000,000 and the Common Stock must have at least two market makers and be held of record by at least 300 stockholders. As of June 30, 1998, the Company had $281,720 in net tangible assets. The Company believes that without additional financing (of which there can be no assurance), the Company will continue to have less than $2,000,000 in net tangible assets. The failure to meet the maintenance criteria in the future may result in the Common Stock no longer being eligible for quotation on Nasdaq and trading, if any, of the Common Stock would thereafter be conducted on the OTC Bulletin Board. As a result of such ineligibility for quotations, it may be more difficult for investors to dispose of, or to obtain accurate quotations as to the market value of, the Common Stock.

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

         Dependence on Significant Customers. For the fiscal year ended December 31, 1997 and for the six months ended June 30, 1998, one customer in each period accounted for 65% and 71%, respectively, of the Company's total revenues. The Company does not know at this time if significant future revenues from these customers will occur.

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

Part II.          OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

         On November 19, 1997 the Commission declared effective the Company's Registration Statement on Form SB-2 (File No. 333-34667) relating to the initial public offering ("IPO") of 2,500,000 shares of common stock, $.001 par value (the "Common Stock") of the Company at a price per share of $6.00. Subsequent to the information provided in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997, the Company has used proceeds of the IPO as follows; $2,138,000 has been used to fund the Company's integrated full scale sales and marketing activities and to expand its sales and marketing activities both domestically and internationally, $1,108,000 has been used for research and development including enhancements to existing features and development of new functions for QueryObject System and $1,040,000 of the proceeds of the IPO have been used for working capital and general corporate purposes. The remaining amount of the proceeds from the IPO, $1,004,000, have been invested temporarily in investment grade, short-term, interest bearing instruments.

Item 4.  Submission of Matters to a Vote of Security Holders

         At the annual meeting of stockholders of the Company on May 27, 1998, the stockholders (i) elected five members of the Board of Directors to serve until the next annual meeting, (ii) amended the Company's

Certificate of Incorporation to change the Company's name to "QueryObject Systems Corporation", and (iii) ratified the appointment of Price Waterhouse LLP as the Company's independent public accounts for year ending December 31, 1998.

         The vote for nominated directors was as follows:

            Nominee              For             Withhold

            Alan W. Kaufman      3,538,295       1,300
            Andre Szykier        3,538,295       1,300
            Rino Bergonzi        3,538,295       1,300
            Irwin Jacobs         3,538,295       1,300
            Amy Newmark          3,538,295       1,300

         The vote for amending the Certificate of Incorporation was as follows:

               For                  Against                    Abstain

            3,534,795                3,300                      1,500

         The vote for Ratifying the Appointment of Price Waterhouse LLP was as follows:

               For                  Against                    Abstain

            3,538,595                1,000                         --

Item 5.  Other Information

           Pursuant to recent amendments to the proxy rules under the Securities Exchange Act of 1934, as amended, the Company's stockholders are notified that the deadline for providing the Company timely notice of any stockholder proposal to be submitted outside of the Rule 14a-8 process for consideration at the Company's 1999 Annual Meeting of Stockholders (the "Annual Meeting") will be March 12, 1999. As to all such matters which the Company does not have notice on or prior to March 12, 1999, discretionary authorization shall be granted to the designated persons in the Company's proxy statement for the Annual Meeting.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

               Statement of Computation of Net Income Per Share (Exhibit 11.1) Financial Data Schedule (Exhibit 27.1)

         (b)   Reports of Form 8-K

               No Reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:   August 13, 1998                 QUERYOBJECT SYSTEMS CORPORATION



                                    By:  /s/ Daniel M. Pess
                                         --------------------------------------
                                         Senior Vice President and
                                         Chief Financial Officer
                                         (Duly Authorized Officer and Principal
                                          Financial Officer)