Form 10QSB
period 1998-09-30
QUERYOBJECT SYSTEMS CORP
filed 1998-11-13
CIK 855743

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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


                  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

                  As of October 31, 1998 there were 5,121,422 shares of the Registrant's common stock outstanding.

Transitional Small Business Disclosure Format. Yes / /  No /X/

================================================================================

                         QUERYOBJECT SYSTEMS CORPORATION
                     (formerly CrossZ Software Corporation)

                                   FORM 10-QSB

                                      INDEX

PART I.   FINANCIAL INFORMATION                                            PAGE

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheet
          As of  September 30, 1998 (unaudited)...............................3

          Condensed Consolidated Statement of Operations For the three months and nine months ended September 30, 1998 and 1997 (unaudited) ...............................................4

          Condensed Consolidated Statement of Cash Flows
          For the nine months ended September 30, 1998 and 1997 (unaudited)...5

          Notes to the Condensed Consolidated Financial Statements............6

Item 2.   Management's Discussion and Analysis or Plan of Operation..........10

PART II.  OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds..........................21

Item 4.   Submission of Matters to a Vote of Security Holders................22

Item 5.   Other Information..................................................22

Item 6.   Exhibits and Reports on Form 8-K...................................22

SIGNATURES...................................................................23

Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                         QUERYOBJECT SYSTEMS CORPORATION
                     (formerly CrossZ Software Corporation)

                                   (Unaudited)

                                                                   September 30,
                                                                      1998
ASSETS
Current assets
      Cash and cash equivalents                                    $     45,820
      Accounts receivable, net of allowance for doubtful
          accounts of $30,000                                           259,595


      Deferred offering costs                                            41,340
      Restricted certificate of deposit                                 496,808
      Prepaid expenses and other current assets                          47,654

          Total current assets                                          891,217

Property and equipment, net                                           1,034,325
Deposits and other assets                                               148,180
                                                                   ------------
          Total assets                                             $  2,073,722
                                                                   ------------

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
      Accounts payable                                             $    766,189
      Accrued expenses                                                  855,072
      Deferred revenue                                                   52,186
      Loan payable to stockholders                                      457,749
      Customer advance                                                  300,000
      Capital lease obligations due within one year                     203,885
                                                                   ------------
          Total current liabilities                                   2,635,081

Notes payable                                                           410,000
Capital lease obligations                                               215,834
Deferred rent                                                           269,605
                                                                   ------------
          Total liabilities                                           3,530,520
                                                                   ------------

Stockholders? deficit
      Preferred stock, 2,000,000 shares authorized;
          none issued and outstanding                                      --
      Common stock, $0.001 par value:  30,000,000 shares
          authorized; 5,121,422 shares issued and outstanding             5,121
      Additional paid-in capital                                     30,509,181
      Accumulated deficit                                           (31,971,100)
                                                                   ------------

          Total stockholders' deficit                                (1,456,798)
                                                                   ------------

          Total liabilities and stockholders' deficit              $  2,073,722
                                                                   ------------

   See accompanying notes to the Condensed Consolidated Financial Statements.

                         QUERYOBJECT SYSTEMS CORPORATION
                     (formerly CrossZ Software Corporation)
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                                Three Months Ended                Nine Months Ended
                                                                    September 30,                   September 30,
                                                                1998             1997           1998             1997
Revenues
     Software licenses...............................      $    177,500      $    95,000     $   312,500      $   493,750
     Services and maintenance........................            25,064          196,479          86,090          292,856

               Total revenues........................           202,564          291,479         398,590          786,606

Cost of revenues
     Software licenses...............................             3,750            3,804           5,250            9,611
     Services and maintenance........................            16,229           70,990          62,140          125,729

               Total cost of revenues................            19,979           74,794          67,390          135,340

Gross Profit.........................................           182,585          216,685         331,200          651,266

Operating expenses
     Sales and marketing.............................           975,097        1,283,137       3,443,543        3,344,456
     Research and development........................           596,842          691,932       1,778,098        1,889,663
     General and administrative......................           366,890          356,494       1,217,620          964,929

               Total operating expenses..............         1,938,829        2,331,563       6,439,261        6,199,048

Loss from operations.................................        (1,756,244)      (2,114,878)     (6,108,061)      (5,547,782)

Interest income......................................            11,819           11,000         113,184           38,093
Interest expense.....................................           (31,695)        (369,365)       (109,031)        (470,977)
Other income (expense)...............................                --               --            (206)             542

Net loss.............................................      $ (1,776,120)     $(2,473,243)    $(6,104,114)     $(5,980,124)
                                                           ------------    -------------    ------------     ------------

Basic net loss per share.............................      $       (.35)     $      (.98)    $     (1.19)     $     (2.38)

Weighted average shares used in basic per share
     computation (Note 3)............................         5,121,422        2,534,174       5,119,538        2,517,824
                                                           ------------    -------------    ------------     ------------

   See accompanying notes to the Condensed Consolidated Financial Statements.

                         QUERYOBJECT SYSTEMS CORPORATION
                     (formerly CrossZ Software Corporation)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (Unaudited)


                                                                            Nine Months Ended
                                                                              September 30,
                                                                          1998             1997

Cash flows from operating activities
      Net loss ................................................      $   (6,104,114) $   (5,980,124)
      Adjustments to reconcile net loss to net cash used in
      operating activities ....................................
Depreciation and amortization..................................             310,021         259,616
Amortization of debt discount..................................                --           179,447
Amortization of debt issuance costs............................                --            54,781
Loss on sale of computer equipment.............................                 206              --
Options issued for consulting services.........................             114,102         164,000
Changes in operating assets and liabilities
Accounts receivable, net.......................................              40,172         393,556
                Prepaid expenses and other current assets......                 599         (64,518)
                Deferred offering costs........................             (41,340)       (636,666)
Deposits and other assets......................................               2,094         (57,587)
Accounts payable and accrued expenses..........................             (20,865)       712,550
Deferred rent..................................................                 672          9,970
Deferred revenue...............................................              22,151         (4,821)

          Net cash used in operating activities................          (5,476,302)     (4,969,796)

Cash flows from investing activities
      Loan receivable from stockholder.........................             (65,000)           --
      Acquisitions of property and equipment...................             (96,278)       (462,540)
      Purchase of restricted certificate of deposit............             (22,554)        (28,448)

          Net cash used in investing activities................            (183,832)       (490,988)

Cash flows from financing activities
      Proceeds from issuance of  common stock..................              10,384          58,220
      Proceeds from interim and bridge financing notes payable to
        shareholders, net                                                   410,000       4,506,970
      Repayment of interim financing notes payable.............                --          (500,000)
      Release of restricted certificate of deposit.............             403,586              --
      Repayment of loan payable to stockholders................            (433,586)        (90,000)
      Payments of capital lease obligations....................            (163,282)       (198,055)
      Repayment of loan receivable from stockholder............              12,300              --
      Proceeds from sale-leaseback transaction.................              29,202         409,429

            Net cash provided by financing activities..........             268,604       4,186,564

Net decrease in cash and cash equivalents......................          (5,391,530)     (1,274,220)

Cash and cash equivalents at beginning of year.................           5,437,350       1,367,566

Cash and cash equivalents at end of period.....................         $    45,820      $   93,346
                                                                        -----------     -----------

   See accompanying notes to the Condensed Consolidated Financial Statements.

                         QUERYOBJECT SYSTEMS CORPORATION
                     (formerly CrossZ Software Corporation)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation

         The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company's financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997. The condensed consolidated results of operations for the period ended September 30, 1998 are not necessarily indicative of the results to be expected for any subsequent quarter, for the entire fiscal year ending December 31, 1998, or for any future period.

         In May 1998, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation changing the name of the Company to ?QueryObject Systems Corporation?.

         In May 1998, the Company formed QueryObject Systems Corporation Ltd., a wholly owned subsidiary based in the United Kingdom. The condensed consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany accounts and transactions have been eliminated.

         Certain reclassifications have been made to the condensed financial statements for the nine months ended September 30, 1997 to conform to the 1998 presentation.

2.       Initial Public Offering

         On November 20, 1997, the Company's Initial Public Offering ("IPO") of 2,500,000 shares of common stock, $.001 par value (the "Common Stock") at a price per share of $6.00 was consummated, which resulted in net proceeds to the Company of $12,469,574 before repayment of certain bridge and interim financings, including interest thereon, which totaled approximately $5,281,000. As of the closing date of the IPO, all of the Company's then outstanding preferred stock was converted into an aggregate of 1,697,313 shares of Common Stock.

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

4.       Supplemental Cash Flow Information


                                                                          Nine Months Ended
                                                                            September 30,
                                                                         1998           1997

   Interest paid during the period................................  $     85,014  $     109,983
   Schedule of non cash investing and financing  activities:
         Series D Preferred Stock, issued for dividends...........            --        760,920
       Common Stock warrants issued in connection with bridge financing       --      1,512,397


5.       Use of Estimates

         The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

6.       Liquidity and Business Risks

         The Company has incurred operating losses since inception, and negative cash flows from operating activities. As of September 30, 1998, the Company had an accumulated deficit of $31,971,100. The Company has had a limited operating history as a software product company and has not made significant sales of its products. Therefore, revenues are difficult to predict. As previously reported, the Company anticipated that cash generated from operations would be insufficient to satisfy the Company's liquidity requirements, and therefore the Company has been seeking to sell additional equity securities through a private offering to "accredited investors." See "Note 7" below and "Management's Discussion and Analysis or Plan of Operation -"Liquidity and Capital Resources". The independent accountants' report for the year ended December 31, 1997 states that the Company's recurring losses from operations and the Company's negative cash flow from operating activities raise substantial doubt about the Company's ability to continue as a going concern.

7.       Subsequent Events

         On October 13, 1998, the Company had the initial closing of a private placement (the "Series A Private Placement") of $3,500,000 or 1,750,000 Units (the "Series A Units"), each Series A Unit consisting of one share of Series A Convertible Preferred Stock (the "Series A Preferred Stock"), and a warrant (the "Series A Warrants") to purchase 2.5 shares of Common Stock at a per share exercise price equal to $.50. The Series A Units were sold at a purchase price of $2.00 per Series A Unit and each share of Series A Preferred Stock is initially convertible into four shares of Common Stock. At the initial closing of the Series A Private

Placement, an amount equal to 20% of the Series A Units were sold and $583,650 (after deduction of commissions and expenses payable to the placement agent) was paid to the Company. In consideration thereof, the Company issued 350,000 shares of Series A Preferred Stock and Series A Warrants to purchase an aggregate of 875,000 shares of Common Stock. On November 12, 1998, the Company had the second closing of the Series A Private Placement. At the second closing, an amount equal to an additional 20% of the Series A Units were sold and $660,800 was paid to the Company. In consideration thereof, the Company issued 350,000 shares of Series A Stock and Series A Warrants to purchase an aggregate of 875,000 shares of Common Stock. Thereafter, the timing and amount of any transfer of funds will be made at the sole discretion of a buyer representative (the "Buyer Representative") and there can be no assurance that there will be any additional transfer of funds.

         On November 3, 1998, the Company had the initial closing of a private placement (the "Series B Private Placement") of $1,000,000 or 10 Units (the "Series B Units"), each Series B Unit consisting of ten thousand shares of Series B Convertible Preferred Stock (the "Series B Preferred Stock"), and warrants (the "Series B Warrants") to purchase an aggregate of 125,000 shares of Common Stock at a per share exercise price equal to $.50. The Series B Units were sold at a purchase price of $100,000 per Series B Unit and each share of Series B Preferred Stock is initially convertible into twenty shares of Common Stock. At the initial closing of the Series B Private Placement, an amount equal to 20% of the Series B Units were sold and $170,900 (after deduction of commissions and expenses payable to the placement agent) was paid to the Company. In consideration thereof the Company issued 20,000 shares of Series B Preferred Stock and Series B Warrants to purchase an aggregate of 250,000 shares of Common Stock. Thereafter, the timing and amount of any additional transfer of funds will be made at the sole discretion of the Buyer Representative and there can be no assurance that there will be any additional transfer of funds.

         In connection with the Series A Private Placement and the Series B Private Placement, the placement agent was granted an option to purchase additional Series A and Series B Units equal to 10% of the Series A and Series B Units sold in the respective Private Placements and received a commission and non-accountable expense allowance equal to 5.6% and 9.3%, respectively, of the gross proceeds received by the Company in the Series A and Series B Private Placements. The securities offered and sold in the Series A and Series B Private Placements have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States by the holders thereof absent registration or an applicable exemption from registration requirements. The Company is required to file a Registration Statement with respect to the underlying shares of Common Stock on or about November 30, 1998.

         The following is a description of the securities issued in the Series A Private Placement and the Series B Private Placement:

         Series A Preferred Stock and Series B Preferred Stock

         Stated Value. Each share of Series A Preferred Stock has a stated value equal to $2.00 (the "Series A Stated Value") and each share of Series B
Preferred  Stock  has a stated  value  equal to  $10.00  (the  "Series  B Stated
Value").

         Liquidation Preference. Upon a liquidation of the Company (including a sale by the Company of all or substantially all of its assets or a merger or consolidation of the Company with another Company where the Company is not the surviving entity), the assets of the Company available for distribution to the stockholders of the Company (after payment or provision for liabilities of the Company), whether from capital, surplus or earnings, shall be distributed in the following order of priority: (i) the holders of the Series A Preferred Stock and the Series B Preferred Stock shall rank pari passu with respect to distributions, (ii) the holders of the Series A Preferred Stock and Series B Preferred Stock shall be entitled to receive, prior and in preference to any distribution to the holders of any Junior Securities (as defined below) of the Company, an amount equal to the Series A Stated Value and Series B Stated Value, respectively, for each share of the Series A Preferred Stock and Series B Preferred Stock then outstanding and (iii) the remaining assets of the Company available for distribution, if any, to the stockholders of the Company shall be distributed pro rata to the holders of issued and outstanding shares of Common Stock.

         Ranking. The Series B Preferred Stock will rank pari passu with the Series A Preferred Stock with respect to rights on liquidation, dissolution or winding up of the Company. The Series A Preferred Stock and Series B Preferred Stock will rank senior to all other classes and series of capital stock of the Company then existing or thereinafter authorized, issued or outstanding, including, without limitation, the Common Stock, and any other classes and series of capital stock of the Company then or thereinafter authorized, issued or outstanding (collectively, "Junior Securities").

         Dividends. The holders of the Series A Preferred Stock and Series B Preferred Stock shall not be entitled to receive any stated dividend payment, whether in cash or otherwise.

         Conversion. The holders of the Series A Preferred Stock have the right, subject to adjustment to protect against dilution, at the holder's option, at any time, to convert each share of Series A Preferred Stock into four shares of Common Stock (the "Series A Conversion Rate") and the holders of the Series B Preferred Stock have the right, subject to adjustment to protect against dilution, at the holder's option, at any time, to convert each share of Series B Preferred Stock into twenty shares of Common Stock (the "Series B Conversion Rate"). The shares of Common Stock that are issuable upon the conversion of the Series A Preferred Stock and the Series B Preferred Stock are hereinafter referred to as the "Conversion Shares."

         Voting. The holders of the Series A Preferred Stock and Series B Preferred Stock are entitled to vote on all matters submitted for a vote to the stockholders of the Company. The holder of a share of Series A Preferred Stock and Series B Preferred Stock is entitled to cast that number of votes as equals the number of votes entitled to be cast by a holder of the shares of Common Stock into which it is convertible as of the record date of the proposed stockholder action. The holders of the Series A Preferred Stock and the holders of the Series B Preferred Stock each vote as separate classes on all matters upon which the Delaware General Corporation Law specifically requires the holders of such preferred stock to vote as a separate class.

         Warrants

         Each Series A and Series B Warrant entitles the registered holder to purchase 2.5 shares of Common Stock, subject to adjustment to protect against dilution, at a per share exercise price equal to $.50 (the "Exercise Price"), commencing on the date of the closing of the Series A Private Placement and the Series B Private Placement, respectively, and ending on the third anniversary of the respective closing, unless extended by the Company, at its discretion. The Series A and Series B Warrants may be called for redemption by the Company at a redemption price of $.01 per warrant upon not less than 30 days prior written notice if the closing price of the Common Stock shall have been at least $1.60 per share (subject to adjustment in the event of a subdivision or combination of the shares of Common Stock) on 20 trading days during any 30-consecutive day trading period ending not more than three days prior to the date such notice is given. The shares of Common Stock that are issuable upon the exercise of the Series A and Series B Warrants are hereinafter referred to as the "Warrant Shares."

Item 2.       Management's Discussion and Analysis or Plan of Operation

         The discussion in this report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in ?Risk Factors? in this Part I, Item 2 as well as those discussed in this section and elsewhere in this Report, and the risks discussed in "Risk Factors" in Part I, Item 1 - Business, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

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

         To date, the Company has incurred substantial losses from operations, and at September 30, 1998 had an accumulated deficit of $31,971,100. The Company's operations and activities have been primarily funded through sales of equity and debt securities, including the closing of the IPO on November 25, 1997. The Company expects to incur substantial operating expenses in the future to support its product development efforts, establish and expand its domestic and international sales and marketing capabilities, including recruiting additional indirect channel partners, and support and expand its technical and management personnel and organization.

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

         Revenues from the sales of the Company's products are generally recognized upon the execution of a software licensing agreement and shipment of the product, provided that no significant vendor obligations remain and the resulting receivable is deemed collectible by management. In instances where a significant vendor obligation exists, revenue recognition is delayed until such obligation has been satisfied. Allowances for estimated future returns are provided for upon shipment. It is anticipated that in the near term, the Company's revenues from sales of products will be difficult to predict due to the discretionary nature of business data delivery software purchases and the variable length of the sales cycle with respect to new product introductions. Further, the Company's product line includes products with current sales prices from $60,000 to over $250,000. As a result, the timing of the receipt and shipment of a single order can have a significant impact on the Company's revenues, results of operations and cash flows for a particular period.

Results of Operations

         The following table sets forth certain items in the Company's condensed consolidated statement of operations for the three and nine month periods ended September 30, 1998 and 1997 ($ in thousands):


                                                                    Three Months Ended        Nine Months Ended
                                                                        September 30,            September 30,
                                                                      1998         1997       1998          1997
Revenues
    Software licenses.....................................          $  178      $     95      $  313       $   494
    Services and maintenance..............................              25           196          86           293
                                                                    ------      --------      ------       -------
            Total revenues                                             203           291         399           787
                                                                    ------      --------      ------       -------

Cost of revenues
    Software licenses.....................................               4             4           5            10
    Services and maintenance..............................              16            71          62           126
                                                                    ------      --------      ------       -------
            Total cost of revenues                                      20            75          67           136
                                                                    ------      --------      ------       -------

Gross profit..............................................             183           216         332           651

Operating expenses
    Sales and marketing...................................             975         1,283       3,444         3,344
    Research and development..............................             597           692       1,778         1,890
    General and administrative............................             367           356       1,218           965

            Total operating expenses                                 1,939         2,331       6,440         6,199
                                                                    ------      --------      ------       -------

Loss from operations......................................          (1,756)       (2,115)     (6,108)       (5,548)

  Interest income.........................................              12            11         113            38
  Interest expense........................................              (32)        (369)        (109)        (471)
  Other income............................................              --            --          --             1
                                                                   --------     --------     --------      -------
Net loss..................................................         $ (1,776)    $ (2,473)    $ (6,104)     $(5,980)
                                                                   --------     --------     --------      -------

Revenues

         The Company's license revenues have been generated from sales of QueryObject System. Service revenues have been generated from fees paid by customers on a project or contract basis for data analysis by the Company using its proprietary software, and are recognized over the term of the respective agreements. Maintenance revenues consist of ongoing support and product updates that are recognized ratably over the term of the contract, which is typically twelve months.

         Total revenues decreased by $88,000, or 31%, from $291,000 in the third quarter of 1997 to $203,000 in the third quarter of 1998. For the first nine months, total revenues decreased by $388,000, or 49%, from $787,000 in 1997 to $399,000 in 1998. These decreases were primarily due to a decrease in service revenues in the 1998 periods as compared to 1997 as a result of the curtailment of service-based engagements. The Company recorded license revenue from the sale of three licenses in the third quarter in 1998, whereas the Company recorded license revenue from the sale of one license in the third quarter of 1997. The Company recorded license revenue from the sale of five licenses in the nine month period ended in 1998, whereas the Company recorded license revenue from the sale of two licenses in the nine month period ended in 1997. However, one license sold in the second quarter of 1997 was a multi-platform sale pursuant to a master reseller agreement, and therefore was priced at a significantly higher rate than a single platform sale. Service and maintenance revenue decreased by $171,000, or 87%, from $196,000 in the third quarter of 1997 to $25,000 in the third quarter of 1998. For the first nine months, service and maintenance revenue decreased by $207,000, or 71%, from $293,000 in 1997 to $86,000 in 1998. These decreases were primarily due to the curtailment of service-based engagements.

Cost of Revenues

         Cost of software license revenues consists primarily of product packaging, documentation and production costs. Cost of software license revenues as a percentage of software license revenues was 1.7% and 2.1%, respectively, for the three month and nine month periods ended September 30, 1998, which resulted from the sale of three licenses in the third quarter and five licenses for the nine months. Cost of software license revenues as a percentage of software license revenues was 4.0% and 1.9%, respectively, for the three month and nine month periods ended September 30, 1997, which resulted from the sale of one license in each of the second and third quarters of 1997.

         Cost of services and maintenance revenues consist primarily of customer support costs and direct costs associated with providing services. Cost of services and maintenance revenues as a percentage of services and maintenance revenues were 64.8% and 72.2%, respectively, for the three month and nine month periods ended September 30, 1998. Cost of services and maintenance revenues as a percentage of services and maintenance revenues were 36.1% and 42.9%, respectively, for the three month and nine month periods ended September 30, 1997. The higher percentages during the 1998 periods were primarily due to higher personnel costs that were necessary for service-based engagements.

Operating Expenses

         Sales and Marketing. Sales and marketing expenses consist primarily of personnel costs, including sales commissions and incentives, of all personnel involved in the sales and marketing process, as well as related recruiting costs, public relations, advertising related costs, collateral material and trade shows. Sales and marketing expenses decreased by $308,000, or 24%, from $1,283,000 in the third quarter of 1997 to $975,000 in the third quarter of 1998. For the first nine months, sales and marketing expenses increased by $100,000, or 3%, from $3,344,000 in 1997 to $3,444,000 in 1998. The decrease for the third quarter of 1998 as compared to 1997 was primarily due to reduced personnel related costs and reduced recruiting costs. The increase for the nine month periods were primarily due to increased personnel costs, and increased costs associated with public relations, collateral material and trade shows. These increases were offset, in part, by reduced recruiting costs in the 1998 periods. The Company believes that its sales and marketing expenses will increase in absolute dollars as the Company continues to increase promotion and other marketing expenses.

         Research and Development. Research and development expenses consist primarily of salaries and other personnel related expenses, recruiting costs associated with the hiring of additional software engineers and quality assurance personnel, consultant costs and depreciation of development equipment. Research and development expenses decreased by $95,000, or 14%, from $692,000 in the third quarter of 1997 to $597,000 in the third quarter of 1998. For the first nine months, research and development expenses decreased by $112,000, or 6%, from $1,890,000 in 1997 to $1,778,000 in 1998. These decreases were primarily due to lower personnel related costs and lower recruiting costs as compared to 1997. The Company believes that a significant level of investment for product research and development is required to remain competitive and, accordingly, the Company anticipates that it will continue to devote substantial resources to product research and development and that these costs will increase in absolute dollars. To date, all research and development costs have been expensed as incurred.

         General and Administrative. General and administrative expenses consist primarily of personnel costs for finance, MIS, human resources and general management, as well as insurance and professional expenses. General and administrative expenses increased by $11,000, or 3%, from $356,000 in the third quarter of 1997 to $367,000 in the third quarter of 1998. For the first nine months, general and administrative expenses increased by $253,000, or 26%, from $965,000 in 1997 to $1,218,000 in 1998. These increases were primarily due to higher consulting fees, increased professional expenses associated with being a public company and increased personnel related costs and benefits. The Company believes that its general and administrative expenses will increase in absolute dollars as it incurs additional costs related to being a public company, including investor relations programs.

Interest Income and Interest Expense

         Interest income represents income earned on the Company's cash and cash equivalents. Interest income increased by $1,000, or 9%, from $11,000 in the third quarter of 1997 to $12,000 in the third quarter of 1998. For the first nine months, interest income increased by $75,000, or 197%, from $38,000 in 1997 to $113,000 in 1998. These increases were primarily due to a higher level of cash and cash equivalents on deposit during 1998.

         Interest expense generally represents charges relating to the H.C.C. Financial Services Loan Agreement (the "Loan Agreement") and interest expense on capital equipment leases. Interest expense decreased by $337,000, or 91%, from $369,000 in the third quarter of 1997 to $32,000 in the third quarter of 1998. For the first nine months, interest expense decreased by $362,000, or 77%, from $471,000 in 1997 to $109,000 in 1998. These decreases were primarily due to the inclusion in 1997 of accrued interest expense and amortization of debt discount and debt issuance costs relating to the bridge financings consummated in 1997.

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

Liquidity and Capital Resources

         On November 25, 1997, the Company consummated the IPO. The Company sold 2,500,000 shares of Common Stock in the IPO and received approximately
$12,470,000 of cash, net of underwriting discounts, commissions and other offering costs. The Company immediately repaid $5,100,000 plus accrued interest due on bridge and interim financings payable. Upon completion of the IPO, all outstanding shares of then outstanding preferred stock (a total of approximately 1,697,000 shares) were converted into shares of Common Stock.

         The IPO prospectus indicated that the Company believed that the proceeds of the IPO together with then existing resources and cash anticipated to be generated from operations, would be sufficient to satisfy the Company?s cash requirements for at least 14 months after the completion of the IPO. However, as of September 30, 1998 (approximately 10 months after the IPO), the Company had negative working capital of $1,744,000. The variance between the Company's expectations at the time of the IPO and the Company's current analysis of its cash position is primarily due to lower than expected sales of the Company's products. The Board of Directors of the Company considered various means of procuring additional financing and had determined that a private offering of the Company's securities would be in the best interests of the Company.

         In October and November 1998, the Company consummated the initial closing of the Series A and Series B Private Placement and the second closing of the Series A Private Placement, pursuant to which the Company received net proceeds of $1,414,000. See Note 7 to the Condensed Consolidated Financial Statements. The net proceeds of the Series A and Series B Private Placements will be used for sales and marketing, research and development, and general working capital purposes in the proportions of 40%, 40% and 20%, respectively. As noted in Note 7 to the Condensed Consolidated Financial Statements above, the timing and amount of any additional transfer of funds shall be made at the sole discretion of the Buyer Representative and there can be no assurance that there will be any additional transfer of funds. Assuming that subsequent transfers of funds are consummated and that the Company's sales forecasts are achieved, the Company anticipates that these fundings will be sufficient to satisfy the Company's cash requirements until September 1999. If the Company is unable to effect subsequent transfers of funds, or obtain other short-term financing, the Company will lack the cash necessary to continue operating.

         In September 1998, the Company borrowed $410,000 from stockholders of the Company in exchange for unsecured promissory notes (the "Notes Payable"). The Notes Payable bear interest at 12% per annum and are due at the earlier of March 2000 or the successful consummation of the Series A and Series B Private Placement. Upon the initial closing of the Series A Private Placement in October 1998, $20,000 of such Notes was converted into Series A Unites. The balance of the Notes Payable, $390,000, are still outstanding. Further, in October 1998, the Company borrowed an additional $80,000 from stockholders of the Company in exchange for notes under similar terms and conditions as set forth above. In November 1998, the $80,000 notes were repaid.

                  Under Rule 4310(c)(25)(H)(i) of the Nasdaq Stock Market ("Rule 4310(c)(25)(H)(i)"), the Company is required to obtain stockholder approval in connection with any transaction, other than a public offering, that involves the issuance by the Company of Common Stock (or securities convertible into or exercisable for Common Stock) that equals 20% or more of the Common Stock of the Company outstanding before the issuance of such securities at a price below market value (the "20% Limitation"). In connection with the Series A Private Placement and the Series B Private Placement, the Company held a special meeting of stockholders on August 12, 1998 and at such meeting it received the approval of the issuance of shares of Common Stock and the granting of warrants exercisable into Common Stock in excess of the 20% Limitation. However, at such meeting the Company's stockholders did not specifically approve the issuance of preferred stock. While under the Delaware General Corporation Law and the terms of the Company's Amended and Restated Certificate of Incorporation the Company's Board of Directors has the power to issue the Series A Preferred Stock and Series B Preferred Stock, the issuance of such preferred stock may violate Nasdaq Rule 4310(c)(25)(H)(i) since the Series A Preferred Stock and Series B Preferred Stock were not specifically authorized. If Nasdaq deems such issuance to be in violation of Nasdaq Rule 4310(c)(25)(H)(i), the Company's Common Stock may be delisted from Nasdaq and trading, if any, of the Common Stock would thereafter be conducted on the OTC Bulletin Board. See "Risk Factors -- Possible Nasdaq and Boston Delisting; Potentially Limited Trading Market."

         Prior to the IPO, the Company funded its operations primarily through sales of preferred equity securities, with net proceeds therefrom of approximately $14,000,000 and, to a lesser extent, through interim financings and a bridge financing, through capital and operating equipment leases, the issuance of notes payable and the Loan Agreement. As of September 30, 1998, the Company had $46,000 in cash and cash equivalents. Net cash used in operating activities was $5,476,000 and $4,970,000 for the nine months ended in 1998 and 1997, respectively. For 1998, net cash used in operating activities was primarily attributable to a net loss of $6,104,000, less depreciation and amortization of $310,000 and a decrease in accounts receivable of $240,000. For 1997, net cash used in operating activities was primarily attributable to a net loss of $5,980,000 less depreciation and amortization of $494,000, an increase in accounts payable and accrued expenses of $713,000, a decrease in accounts receivable of $394,000 and an increase in deferred offering costs of $637,000. Net cash provided by financing activities of $4,187,000 in 1997 resulted primarily from interim and bridge financing notes payable to stockholders and the proceeds of sale-leaseback transactions.

         The Company does not currently have a line of credit with a commercial bank. Under the Loan Agreement, the Company has outstanding borrowings in the aggregate principal amount of approximately $458,000, such indebtedness secured by a security interest in and lien on all of the Company's assets. An addendum (the "Addendum") to the Loan Agreement provides that H.C.C. Financial, the lender thereunder, will not demand payment under the Loan Agreement (and requires the Company to maintain a restricted Certificate of Deposit which was in the amount of $497,000 as of September 30, 1998), until the earlier of March 31, 1998, a material breach by the Company under the Addendum or an event of default under the Loan Agreement. In April 1998, the

Company began repaying the indebtedness under the Loan Agreement, utilizing the funds on deposit in the restricted Certificate of Deposit. In October 1998, the remaining balance was repaid in full and the restricted Certificate of Deposit account was closed.

         As of September 30, 1998, the Company's principal commitments consisted of obligations under operating and capital leases (payable through 2001) and employment agreements (payable through 1999).

Year 2000 Compliance

         The Company is aware of the issues related to the Year 2000 that are associated with the programming code in existing computer systems. The "Year 2000 problem" may affect every computer operation to varying degrees. Systems that do not properly recognize the Year 2000 could generate erroneous data or cause a system to fail. Management is in the process of working with its programmers and software vendors to affirm that the Company is prepared for the Year 2000. Management does not anticipate that the Company will incur significant operating expenses or be required to invest heavily in computer systems improvements to be Year 2000 compliant. However, significant uncertainty exists concerning the potential costs and effects associated with any Year 2000 compliance. The Company believes that its current products, on all platforms, are Year 2000 compliant. Any Year 2000 compliance problem of either the Company or its customers could materially adversely affect the Company's business, operating results, financial condition and prospects.

         The Company has designed and tested the latest versions of its products to be Year 2000 compliant. There can be no assurances, however, that the
Company's current products do not contain undetected errors or defects associated with Year 2000 date functions that may result in material costs to the Company. It is possible that a significant amount of litigation will arise out of Year 2000 compliance issues. Because of the unprecedented nature of such litigation, it is uncertain whether or to what extent the Company may be affected by such issues. Although the Company is not aware of any material operational issues or costs associated with preparing its internal systems for the Year 2000, there can be no assurances that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal systems.

Risk Factors That May Affect Future Results

         The Company's business involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of these risks and should be read in conjunction with "Risk Factors" in Part I, Item 1 - Business, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

         Company May Not Receive All Proceeds From the Offering: Company May Discontinue Operations. The receipt by the Company of post-closing installments under the Series S and Series B Private Placements (the "Post-Closing Installments") is contingent upon the discretion of the Buyer Representative and the performance of the obligations of the investors under the subscription agreement. There is no objective criteria under which the Buyer Representative will use his decision to require the payment of the Post-Closing Installments. If the Buyer

Representative determines that the Company should not receive any or all the Post-Closing Installments or an investor refuses to provide a Post-Closing
Installment, the Company may not receive the necessary funds to continue operations. Moreover, given the continued operating losses of the Company, there can be no assurance that the Company will be able to continue its operations even if all Post-Closing Installments are made.

         Working Capital Deficiency; Need For Additional Funding. At September 30, 1998, the Company had a deficiency in working capital of $1,743,864. The Company has had a limited operating history as a software product company and has not made significant sales of its products. Therefore, revenues are difficult to predict. As previously reported, the Company anticipated that cash generated from operations would be insufficient to satisfy the Company's liquidity requirements, and as a result, the Company sold additional equity securities. See "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources." As described under Note 7 to the Condensed Consolidated Financial Statements, the Company has received net proceeds of $1,414,000 from the Series A and Series B Private Placement. Pursuant to the Series A and Series B Private Placements, the timing and amount of any additional transfer of funds shall be made at the sole discretion of the Buyer Representative and there can be no assurance that there will be any additional transfer of funds. Assuming that subsequent transfers of funds are consummated and that the Company's sales forecasts are achieved, the Company anticipates that these fundings would be sufficient to satisfy the Company's cash requirements until September 1999. If the Company is unable to effect subsequent transfers of funds, or obtain other short-term financing, the Company will lack the cash necessary to continue operating.

         Accumulated Deficit; Historical and Projected Future Operating Losses; Going Concern Qualification in the Independent Accountants' Report. At September 30, 1998, the Company had an accumulated deficit of $31,971,100. For the fiscal years ended December 31, 1997 and 1996, and for the nine months ended September 30, 1998, the Company incurred net losses of $10,563,484, $4,917,935 and $6,104,114, respectively. In addition, the Company has incurred a net loss in each year during which it has operated, and its operations to date have been financed in significant part through sales of both equity and debt securities. The Company's expense levels are high and revenues are difficult to predict. As a result, the Company expects to continue to incur net losses for the foreseeable future. There can be no assurance that significant revenues or profitability will ever be achieved or, if they are achieved, that they can be sustained or increased on a quarterly or annual basis in the future. Future operating results will depend on many factors, including the demand for the Company's products, the level of product and price competition, the Company's success in expanding its direct sales force and indirect distribution channels, the ability of the Company to develop and market products and to control costs, the percentage of the Company's revenues derived from indirect channel partners and general economic conditions. The independent accountants' report for the year ended December 31, 1997 states that the Company's recurring losses from operations and the Company's negative cash flow from operating activities raise substantial doubt about the Company's ability to continue as a going concern.

         Lack of Substantial Revenue; Limited Operating History. The Company has had a limited operating history as a software product company and has not made significant sales of its products. Total revenues for the year ended December 31, 1997 and for the nine months ended September 30, 1998 were $1,012,159 and $398,590, respectively. Total revenues for the periods noted above included four sales and five sales, respectively, of the Company?s product, the QueryObject

System. Prior to 1997, the Company's revenues were derived primarily from contract services provided to customers using the Company's proprietary data analysis technology. The Company has discontinued this business.

         Dependence Upon New Products; Uncertain Market Acceptance. Substantially all of the Company's revenues for the foreseeable future are expected to be derived from sales of QueryObject System. Between January 1, 1995 and September 30, 1998, the Company realized software product revenue from only twelve QueryObject System installations, one of which (sold in 1995) was a pre-production beta version. Further, the Company has recently commenced an integrated marketing effort for its products. The Company's future financial performance will depend upon the successful introduction and customer acceptance of QueryObject System and the development of new and enhanced versions of the product. The failure to achieve broad market acceptance of QueryObject System will have a material adverse effect on the business, operating results and financial condition of the Company.

         Possible  Nasdaq  and  Boston  Stock  Exchange  Delisting;  Potentially
Limited Trading Market. The Common Stock is listed on Nasdaq and the Boston Stock Exchange. Under Nasdaq rules, in order for the Company to remain eligible for listing on Nasdaq, (i) the Company's Common Stock must have a minimum bid price of $1.00, (ii) the Company must have minimum tangible net assets of $2,000,000 or a market capitalization of $35,000,000 or net income of $500,000 in two of the three prior years, (iii) the Company must have a public float of at least 500,000 shares with a market value of at least $1,000,000 and the Common Stock must have at least two market makers and be held of record by at least 300 stockholders. As of September 30, 1998, the Company had a deficiency of $1,456,798 in net tangible assets. Nasdaq has advised the Company that the Company no longer meets the requirements for continued listing and accordingly the Company has provided Nasdaq its proposal for achieving compliance. Nasdaq has requested that the Company provide certain additional information by November 18, 1998. If Nasdaq determines that the proposal will not warrant continued listing, Nasdaq will issue a Formal Notice of deficiency and the Common Stock will be delisted pending a hearing. If the Buyer Representative authorizes the transfer to the Company of all funds to be raised in the Series A and Series B Private Placements, the Company will add approximately $3,900,000 (after deducting the estimated commissions or expense allowance that may be payable in connection with sales made through the placement agent and other expenses of the Series A and Series B Private Placement) to its net tangible assets. Due to anticipated and continued losses subsequent to September 30,
1998, however, there can be no assurance that such amount will enable the Company to meet the Nasdaq requirement of $2,000,000 in net tangible assets for a sustained period. Moreover, Nasdaq has discretionary power to delist companies from Nasdaq even if they satisfy the requirements for eligibility. As a result, there can be no assurance that the Company will continue to meet the standards for continued listing on Nasdaq even if the Company receives the entire amount of the Post-Closing Installments. Accordingly, the Company may seek to enter into a transaction or transactions to raise additional equity capital to ensure that its Common Stock will continue to be listed on Nasdaq. There can be no assurance that any additional financing, if required, will be available to the Company on acceptable terms, if at all. In addition to the failure to meet the financial requirements, the issuance of Preferred Stock may violate Nasdaq Rule 4310(c)(25)(H)(i) because the issuance of Conversion Shares and Warrant Shares may exceed the 20% limitation and the Company's stockholders did not specifically approve the issuance of Preferred Stock. The failure to meet the maintenance criteria may result in the Common Stock no longer being eligible for quotation on Nasdaq and trading, if any, of the Common Stock would thereafter be conducted on the OTC Bulletin Board. As a result of such ineligibility for quotations, stockholders may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of the Common Stock.

         Furthermore, on August 24, 1998, the Company received a letter from the Boston Stock Exchange informing the Company that it no longer met the Boston Stock Exchange's minimum shareholder's equity maintenance requirement of $500,000. The Company has submitted a written response to the Boston Stock Exchange indicating that such deficiency has been cured. The Boston Stock Exchange has requested that the Company complete a listing application prior to making a determination on the adequacy of the Company's response. If the Boston Stock Exchange determines that the Company's response is not adequate, trading in the Company's Common Stock could be suspended on the Boston Stock Exchange and such Common Stock could be delisted.

         In the event of Nasdaq and Boston Stock Exchange delisting, the regulations of the Securities and Exchange Commission ("Commission") promulgated under the Exchange Act require additional disclosure relating to the market for penny stocks. Commission regulations generally define a penny stock to be an equity security (that is not listed on Nasdaq or a national securities exchange) that has a market price of less than $5.00 per share, subject to certain exceptions. A disclosure schedule explaining the penny stock market and the risks associated therewith is required to be delivered to a purchaser and various sales practice requirements are imposed on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). In addition, the broker-dealer must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. If the Company's securities become subject to the regulations applicable to penny stocks, the market liquidity for the Company's securities could be severely affected. In such an event, the regulations on penny stocks could limit the ability of broker-dealers to sell the Company's securities and thus the ability of purchasers of the Company's securities to sell their securities in the secondary market. In the absence of an active trading market, holders of the Common Stock may experience substantial difficulty in selling their securities.

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

         Dependence on Significant Customers. For the fiscal year ended December 31, 1997 and for the nine months ended September 30, 1998, one customer in each period accounted for 65% and 55%, respectively, of the Company's total revenues. The Company does not know at this time if significant future revenues from these customers will occur.

         Potential Fluctuations in Periodic Results. The Company's revenues may be subject to significant variation from period to period due to the discretionary nature of business intelligence data delivery software purchases and will be difficult to predict. Further, the Company's product line includes products with sales prices from $60,000 to over $250,000. As a result, the timing of the receipt and shipment of a single order can have a significant impact on the Company's revenues and results of operations for a particular period. It is also expected that for the foreseeable future a relatively small number of customers and VARs will account for a significant percentage of the Company's revenues. The Company anticipates that product revenues in any quarter will be substantially dependent on orders booked and shipped in that quarter, and revenues for any future quarter will not be predictable with any significant degree of certainty. Product revenues are also difficult to forecast because the market for business intelligence software products is rapidly evolving, and the Company's sales cycle may vary substantially with each customer. As the Company matures in its product releases, it is anticipated that the Company will operate with limited order backlog because its software products will typically be shipped shortly after orders are received.

Part II.          OTHER INFORMATION

Item 2.           Changes in Securities and Use of Proceeds

         As a result of the designation and issuance of the Series A Preferred Stock and Series B Preferred Stock, (i) the rights of the holders of Common Stock with respect to liquidation, dissolution or winding up of the Company are junior to those of the holders of the Series A Preferred Stock and Series B Preferred Stock, (ii) no dividends may be payable on the Common Stock unless equivalent dividends are declared and paid concurrently to the holders of the Series A Preferred Stock and Series B Preferred Stock and (iii) the holders of the Series A Preferred Stock and Series B Preferred Stock are entitled to vote, on an as-converted basis, on all matters submitted to a vote of the Common Stockholders of the Company and the holders of the Series A Preferred Stock and Series B Preferred Stock vote as separate classes on all matters upon which the Delaware General Corporation Law specifically require the holders of such preferred stock to vote as separate classes.

         On November 19, 1997 the Commission declared effective the Company's Registration Statement on Form SB-2 (File No. 333-34667) relating to the IPO. Subsequent to the information provided in the Company?s Annual Report on Form 10-KSB for the year ended December 31, 1997, the Company has used proceeds of the IPO as follows; $2,579,000 has been used to fund the Company's integrated full scale sales and marketing activities and to expand its sales and marketing activities both domestically and internationally, $1,451,000 has been used for research and development including enhancements to existing features and development of new functions for QueryObject System and $1,260,000 of the proceeds of the IPO have been used for working capital and general corporate purposes. As of September 30, 1998 all of the IPO proceeds have been expended.

Item 4.  Submission of Matters to a Vote of Security Holders

      At a special meeting of stockholders of the Company on August 12, 1998, the stockholders approved a proposal that authorizes the Board of Directors of the Company to determine (i) the number of shares of Common Stock that would be issued in a private offering (which could exceed 20% or more of the common Stock outstanding); (ii) the purchase price of such shares of Common Stock and (iii) whether warrants would be issued in the private offering and, if so, the terms and conditions of the warrants.

         The vote to authorize the Private Placement was as follows:

                  For                 Against           Abstain

                  2,774,528           34,995            21,635

Item 5.  Other Information

         See Note 7 of Notes to the Condensed Consolidated Financial Statements.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              Certificate of Designations, Preferences and Other Rights and Qualifications of Series A Convertible Preferred Stock (Exhibit 99-A)

              Certificate of Correction to the Certificate of Designations, Preferences and Other Rights and Qualifications of Series A Convertible Preferred Stock (Exhibit 99-B)

              Certificate of Designations, Preferences and Other Rights and Qualifications of Series B Convertible Preferred Stock (Exhibit 99-C)

               Form of Warrant Issued in Private Placement (Exhibit 99-D)

              Statement of  Computation  of Net Loss Per Common  Share  (Exhibit
              11.1)

               Financial Data Schedule (Exhibit 27.1)

           (b) Reports on Form 8-K

               No Reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: November 13, 1998           QUERYOBJECT SYSTEMS CORPORATION



                                    By: /s/ Daniel M. Pess
                                        ----------------------------------------
                                        Senior Vice President and Chief
                                        Financial Officer
                                        (Duly Authorized Officer and Principal
                                        Financial Officer)