Form 10KSB
period 1998-12-31
QUERYOBJECT SYSTEMS CORP
filed 1999-04-01
CIK 855743

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                   FORM 10-KSB

(Mark One)


/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998
                          -----------------


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
                               --------     ---------

                         Commission file number 1-13587

                         QUERYOBJECT SYSTEMS CORPORATION
--------------------------------------------------------------------------------

            (Exact Name of Registrant as Specified in its Charter)

            Delaware                                       94-3087939
    -------------------------------            -------------------------------

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

                     Common Stock, par value $.001 per share

                  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days. Yes X    No
                                                      ---    ----

                  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

                  State the issuer's  revenues for its most recent  fiscal year:
The issuer's revenues for the fiscal year ended December 31, 1998 were $928,505.

                  The  aggregate  market  value  of the  voting  stock  held  by non-affiliates of the Registrant computed by reference to the price at which the stock was sold on March 28, 1999 was approximately: $5,670,000. Solely for the purposes of this calculation, shares held by directors and officers of the Registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the Registrant that such individuals are, in fact, affiliates of the Registrant.

                  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At March 15, 1999, there were outstanding 6,068,485 shares of the Registrant's Common Stock, $.001 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

                  Certain portions of the Registrant's definitive proxy statement to be filed not later than April 30, 1999 pursuant to Regulation 14A are incorporated by reference in Items 9 through 12 of Part III of this Annual Report on Form 10-KSB.

                  Transitional Small Business Disclosure Format (check one):

                  Yes       No   X
                      -----   -----

                                     PART I


ITEM 1.           DESCRIPTION OF BUSINESS


COMPANY OVERVIEW

         QueryObject Systems Corporation (the "Company") develops and markets proprietary business intelligence software solutions that enable business managers to make strategic decisions, leveraging existing corporate data.
Through the evolution of technology, businesses operating in transaction intensive industries, such as telecommunications, healthcare and insurance and financial services, have dramatically increased their ability to gather and store large amounts of data generated from various sources. Such data contains information that, if extracted effectively and efficiently, can be used to enhance strategic corporate development. While companies have invested heavily in capturing data, they have only recently begun to focus significant resources on the management and analysis of such data; consequently, the data gathering and analysis industry is experiencing significant growth. The Company developed its products in response to the need by companies to analyze these increasing volumes of data.

         In the third quarter of 1996, the Company began the process of shifting its focus from using its proprietary technologies to provide contract data analysis services, to the sale and support of its proprietary products, thereby enabling customers to do their own analysis. The process was substantially completed in 1998. Through 1998, the Company has realized limited sales of its products and in September 1998, implemented a plan to reduce its monthly operating costs, which included the termination of approximately 20% of the Company's employees.

         The Company was incorporated in Delaware in 1997 and is the successor by merger to CrossZ International, Inc., a California corporation, incorporated in 1989. In May 1998, the name of the Company was changed from CrossZ Software Corporation to QueryObject Systems Corporation to reflect the change in the Company's focus. Unless otherwise indicated, references to the Company also include its predecessor.

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

LIMITATIONS OF TRADITIONAL ON-LINE ANALYTICAL PROCESSING PRODUCTS

         Although a data warehouse is useful, because it contains all of the data that can be analyzed, its immense size makes business intelligence analysis inefficient and unwieldy. Within any data warehouse there will be extraneous data (data unrelated to the goal of the analysis) that must be disregarded in any specific or particular analyses. For example, if a company is trying to determine the most relevant factors in retaining its customers for repeat purchases, certain elements of each customer's data profile will have a relatively high correlative value, such as income, gender or occupation, while other elements will have a relatively low correlative value, such as first name or social security number. A data warehouse contains all the data elements, however, it does not contain the additional information necessary to identify those data elements relevant to a business goal.

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

QUERYOBJECT(TM) SYSTEM

         QueryObject System employs advanced mathematics to create compact, portable and accurate representations of data sets, called QueryObjects, from the data repository. In real-world applications, a QueryObject System-based data mart can be tens, even hundreds of times smaller than the source data warehouse, thereby making terabyte-class databases small enough to transport on a standard laptop. QueryObject System technology can reside on mainframe, midrange (UNIX) or Windows NT systems. In October 1997, the Company began to implement full-scale marketing of QueryObject System as a software product. Previous uses of the QueryObject technology required certain consulting services and was promoted selectively through direct sales channels, at several industry trade shows, and to potential business partners. The current release of QueryObject System has reduced consulting requirements and is capable of running on additional UNIX operating systems and the Windows NT operating system.

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

         o Greater Scalability and Speed: The Company believes QueryObject based data marts contain more data in less storage space than traditional data marts such as Hyperion Essbase and Oracle Express. A single QueryObject can contain the representation of hundreds of millions of records, tens of thousands of values in each field or column and billions of potential query answers. The use of proprietary algorithmic equations allows QueryObject-based data marts to store more data in a fraction of the storage space needed by conventional data marts. Even with data marts that measure in the hundreds of millions of records, the retrieval can often be executed in seconds or less.

         o Greater Multi-User Support: QueryObjects can support unlimited numbers of concurrent users since all possible answers to all possible queries are contained therein, and impose virtually no degradation on processing, in contrast to conventional data marts that consume large amounts of processing power in computing potential answers.

         o Greater Mobility: When business intelligence was a function confined to a small cadre of analysts and specialists, it was acceptable for business intelligence systems to reside in a single, central location. In contrast, because QueryObjects can reside on desktops, laptops and Web servers, or be distributed over local area networks, they allow businesses to deploy complex data marts to thousands of users in an enterprise, using existing information technology infrastructure.

THE QUERYOBJECT STRATEGY

         The Company's objective is to establish the QueryObject System technology as a ubiquitous data mart standard for data analysis in data intensive industries such as telecommunications, healthcare and insurance and financial services. Key elements of the Company's strategy include:

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

         Develop Strategic Relationships. To accelerate the adoption of the QueryObject System as a standard platform business intelligence application, the Company has begun to form strategic relationships with many providers of business intelligence software applications, tools and services. The Company believes that its strategic relationships with hardware and other software vendors are a key part of its strategy to establish a leadership position in the business intelligence data delivery market. The Company has established license agreements and VAR ("value-added resellers") relationships with several companies, including Amdahl Corporation, Hewlett-Packard Company, and Siemens Nixdorf Information Systems AG. In addition, the Company has co-marketing agreements with several companies including Business Objects, Brio Technology, Inc., Computer Associates and Fujitsu Limited.

         Expand Open Systems Approach. The Company seeks to maximize the market for its products by designing them to adhere to industry standards, which allows the sharing of data across platforms and software applications. QueryObject technology operates with a wide range of third-party front-ends, databases and operating systems via an open architecture that supports Microsoft's open database connectivity (ODBC) and object linking and embedding database (OLE/DB) standards and the Java Data Base Connectivity standard (JDBC) designed for Internet tools. The Company believes that its open systems approach represents a competitive advantage versus competing solutions that are more proprietary in nature, and as such intends to continue to adhere to industry standards.

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

         Target Horizontal Markets/New Applications and Markets. Because the delivery of relevant data to business intelligence applications is a critical corporate function in a wide variety of industries, the Company believes that its solutions are potentially applicable in a broad range of markets. The Company is currently targeting customers in telecommunications, financial services and insurance and health care.

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

         Expand Sales and Marketing Capabilities. The Company intends to expand its sales and marketing capabilities, both domestically and internationally, by increasing the size of its direct sales organization and developing an indirect channel of distributors such as original equipment manufacturers ("OEMs") and VARs. During 1997, the Company opened an office in the United Kingdom to enter the European marketplace.

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


        Product                            Configuration        Operating System
QueryObject DBA                                Client             Win 95-98/NT
QueryObject Designer                           Client             Win 95-98/NT
QueryObject Engine                             Server             MVS, UNIX, NT
QueryObject Server Personal Edition            Client             Win 95-98/NT
QueryObject Server, Enterprise Edition         Server             UNIX, NT
QueryObject Server, Web Edition                Server             UNIX, NT


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

         QueryObject Engine is designed to (i) work with large quantities of data, (ii) read a variety of data formats and (iii) process the data into an analytical repository, and then into multiple QueryObjects. From this staging area, multiple QueryObjects are produced in an efficient manner on the server. The Company believes that users are protected from the server environment by using QueryObject DBA and QueryObject Designer, yet they gain the power of a server behind their business intelligence system. QueryObject Engine runs on a wide variety of server platforms from MVS to UNIX to Windows/NT. The resulting QueryObject can be moved to a user's individual personal computer or managed by the QueryObject Server.

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

         QueryObject Server allows the enterprise to locate and manage QueryObjects on a centralized server infrastructure. QueryObject Server provides enhanced security and performance across multiple QueryObjects over corporate internets (Web Edition) or corporate LANs (Enterprise Edition). Users may also download QueryObjects to their individual personal computers (QueryObject Server, Personal Edition).

         QueryObject contains ODBC, JDBC and OLE/DB interfaces that allow end users to work within a familiar environment of industry standard business intelligence data navigation and display tools.

SALES AND MARKETING

         The Company markets and sells QueryObject System through its direct sales organization and intends to increase the proportion of sales through indirect channel parties such as VARs and OEMs. The direct sales process involves the generation of sales leads through direct mail and telemarketing or requests for proposal from prospects. The Company's field sales force conducts multiple presentations and demonstrations of its products to management and users at the customer site as part of the direct sales effort. Sales cycles generally range from three months to six months or longer.

         The Company's sales, marketing and related customer support services organization consisted of 15 full time employees as of December 31, 1998. The sales staff is based at the Company's corporate headquarters in Uniondale, New York and its European branch office in London, England. To support its sales force, the Company engages in direct mail solicitations, telesales and public relations and presents its products at trade shows.

         The Company employs sales and technical personnel who are teamed to support a designated account territory within a specified vertical market. The team is responsible for creating and maintaining local partner relationships and resolving channel conflicts. To ensure the appropriate level of channel support, the direct sales force is compensated for sales that are made through indirect channel partners and those that are made directly to end users. A separate partnering and business development function is responsible for the recruitment and maintenance of OEMs and national and global VARs and business partners.

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

         As of December 31, 1998, the Company's research and development organization consisted of 16 full time employees. The Company also utilizes independent contractors located in Europe for its development activities. During 1998 and 1997, research and development expenses were $2,305,678 and $2,523,127 or 248% and 249% of total revenues, respectively. The Company will continue to commit substantial resources to research and development in the future.

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

COMPETITION

         The market in which the Company competes is intensely competitive, highly fragmented and characterized by rapidly changing technology and a lack of standards. The Company's current and prospective competitors offer a variety of data mining and multidimensional data mart software solutions and generally fall within five categories: (i) vendors of relational database products sold for analytical (data warehouse and data mart) purposes such as Oracle, Informix, Sybase, and Microsoft; (ii) vendors of multidimensional database and analysis software such as Oracle (Express), Hyperion (Essbase) and Microsoft (Plato);
(iii) vendors of OLAP/relational database software such as Informix (Red Brick), Information Advantage (Decision Suite) and Holistic Systems (Holos); (iv)vendors of query excelleration products such as Nucleus (Sand Technology) and IQ (Sybase);and (v) vendors of vertical software applications for budgeting and financial consolidation, such as Hyperion Software Corporation (Hyperion and FYPlan) and consulting vendors such as Arthur Andersen and Deloitte & Touche, who focus on customer applications in the telecommunications, banking, insurance and retail industries.

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

EMPLOYEES

         As of December 31, 1998, the Company had a total of 36 full time employees, including 16 in research and development, 15 in sales and marketing and related customer support services and 5 in administration. None of the Company's employees is represented by a collective bargaining agreement, nor has the Company experienced any work stoppage. The Company considers its relations with its employees to be good.

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

         NEGATIVE WORKING CAPITAL; NEED FOR ADDITIONAL FUNDING

         At December 31, 1998, we had negative working capital of $391,095. We have had a limited operating history as a software product company, have not made significant sales of our products and our revenues are difficult to predict.

         We sold securities in private placements in October and November 1998 so that we could continue operations. In the private placements, we received conditional commitments to purchase $4,500,000 of units consisting of convertible preferred stock and warrants to purchase common stock, of which payment for all of the units had been made as of February 1999. We received net proceeds of approximately $3,995,000 from such private placements (of which $1,395,600 was received subsequent to December 31, 1998). Subsequent to December 31, 1998, we also received proceeds of $341,250 from the exercise of warrants granted in such private placements. However, given our continued operating losses, we will need additional financing to continue operations. Our current projections indicate that our current cash and cash equivalent position will be insufficient to satisfy our liquidity requirements. As of March 19, 1999, we have no commitments, agreements or understandings regarding additional financings and we may be unable to obtain additional financing.

ACCUMULATED DEFICIT; HISTORICAL AND PROJECTED FUTURE OPERATING LOSSES; GOING CONCERN QUALIFICATION IN INDEPENDENT ACCOUNTANTS' REPORT

         At December 31, 1998, our accumulated deficit was $35,412,456. For the fiscal years ended December 31, 1998, and 1997, we incurred net losses of $7,294,032 and $10,563,484, respectively. We have incurred a net loss in each year of our existence, and have financed our operations primarily through sales of equity and debt securities. Our expense levels are high and our revenues are difficult to predict. The independent accountants' report on our financial statements for the year ended December 31, 1998 states that our recurring losses from operations, our deficiencies in working capital and stockholders' equity, and negative cash flow from operating activities raise substantial doubt about our ability to continue as a going concern.

         We expect to incur net losses for the foreseeable future. We may never achieve or sustain significant revenues or profitability on a quarterly or annual basis in the future. Our future operating results will depend on many factors, including:

         o        product demand

         o        product and price competition in our industry

         o        our  success  in   expanding   our  direct   sales  force  and
                  establishing indirect channel partners

         o        our ability to develop and market products and control costs

         o the percentage of our revenues that is derived from indirect channel partners


LIMITED OPERATING HISTORY; LACK OF SUBSTANTIAL REVENUE

         We have a limited operating history as a software product company and have made only limited sales of our products. Our total revenues for the year ended December 31, 1998 and 1997 were $928,505 and $1,012,159, respectively. Prior to 1997, our revenues were derived primarily from contract data analysis services, which we no longer provide.

DEPENDENCE UPON QUERYOJECT SYSTEM; UNCERTAIN MARKET ACCEPTANCE OF QUERYOBJECT SYSTEM

         Substantially all of our revenues for the foreseeable future are expected to be derived from sales of QueryObject System. Between January 1, 1995 and December 31, 1998, we had software product revenue from only 15 QueryObject System installations, including those sold pursuant to reseller agreements for the resellers' own use. We only recently commenced an integrated marketing effort for our products. Our future financial performance will depend upon the successful introduction and customer acceptance of QueryObject System and the development of new and enhanced versions of the product. If we fail to achieve broad market acceptance of QueryObject System, it would have a material adverse effect on our business, operating results and financial condition.

NASDAQ DELISTING; POTENTIALLY LIMITED TRADING MARKET

         Our common stock is listed on the Nasdaq SmallCap Market and the Boston Stock Exchange. To remain eligible for listing on the Nasdaq SmallCap Market we must comply with the following:

         o        our common stock must have a minimum bid price of $1.00;

         o we must have minimum tangible net assets of $2,000,000 or a market capitalization of $35,000,000 or net income of $500,000 in two of the three prior years; and

         o we must have a public float of at least 500,000 shares with a market value of at least $1,000,000; at least 300 stockholders must hold our common stock; and at least two market makers must make a market in it.

         In December 1998 Nasdaq notified us that our common stock would be delisted pending a hearing. The hearing was held on February 19, 1999. As of March 30, 1999, our common stock continued to be listed on Nasdaq. However, Nasdaq has not advised us that our common stock will continue to be traded on Nasdaq on a long-term basis and we believe that, absent additional financing, our common stock will be delisted and that our common stock may be delisted even if we obtain additional financing. The delisting could occur at any time.

         If our common stock is delisted from Nasdaq, we believe the delisting will be based on, among other things, reservations that Nasdaq has about our ability to regain and sustain compliance with its net tangible asset requirements. As of December 31, 1998, we had a deficiency of $14,126 in net tangible assets. Subsequent to December 31, 1998, we received net proceeds of $1,395,600 from the October and November 1998 private placements and $341,250 from the exercise of warrants granted in such private placements. Due to actual and anticipated losses subsequent to December 31, 1998, however, we do not expect to be able to maintain for any sustained period at least $2,000,000 in net tangible assets without additional financing. Such additional financing may be unavailable to us on acceptable terms or at all. As of March 30, 1999, we had no commitments, understandings or arrangements with respect to any additional financing.

         If our common stock is delisted from Nasdaq, trading if any, therein would be conducted on the OTC Bulletin Board and the Boston Stock Exchange. The Boston Stock Exchange will delist our common stock if we have less than $500,000 in net tangible assets. We will not be able to maintain at least $500,000 in net tangible assets after March 31, 1999 without additional financing. If our common stock is delisted from Nasdaq and the Boston Stock Exchange, the common stock could be considered a penny stock. SEC regulations generally define a penny stock to be an equity security that is not listed on Nasdaq or a national securities exchange and that has a market price of less than $5.00 per share, subject to certain exceptions. The regulations of the SEC would require broker-dealers to deliver to a purchaser of common stock a disclosure schedule explaining the penny stock market and the risks associated with it. Various sales practice requirements are also imposed on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). In addition, broker-dealers must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. If the common stock is traded only on the OTC Bulletin Board and becomes subject to the regulations applicable to penny stocks, investors may find it more difficult to obtain timely and accurate quotes and execute trades in the common stock.

USE OF INDIRECT CHANNEL PARTNERS TO INCREASE SALES

         As part of our sales and marketing efforts, we are seeking to develop strategic relationships with indirect channel partners, such as original equipment manufacturers and value-added resellers, to increase the number of our customers. We currently are investing, and intend to continue to invest, significant resources to develop indirect channel partners. Our results of operations will be adversely affected if we are unable to attract indirect channel partners to market our products effectively and provide timely and cost effective customer support and service. If we successfully sell products through these sales channels, the lower unit prices we expect to receive for such sales will result in our gross margins being lower than if we had sold those products through our direct sales force.

NEED TO ENHANCE EXISTING PRODUCTS, DEVELOP NEW PRODUCTS AND ADAPT TO RAPID TECHNOLOGICAL CHANGE

         The market for our software is characterized by rapid technological change, frequent new product introductions and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. We cannot easily estimate the life cycles of our products. Our future success will depend upon our ability to:

         o        enhance existing products

         o develop and introduce new products that keep pace with technological developments and emerging industry standards

         o        address the increasingly sophisticated needs of customers

We may be unable to accomplish these tasks. Any delays in the commencement of commercial shipments of new products and enhancements could cause potential customers to delay their decision to purchase our products or to choose to not purchase our products, which would result in delays in or loss of product revenues. Such delays in or loss of product revenues would have a material adverse effect on our operating results and financial condition.

DEPENDENCE ON SIGNIFICANT CUSTOMERS

         For the fiscal year ended December 31, 1997, one customer accounted for 65%, and for the fiscal year ended December 31, 1998, four customers accounted for 80%, of our total revenues. We are unsure if we will realize significant future revenues from any of these customers. We also expect that for the foreseeable future a relatively small number of customers and value added resellers will account for a significant percentage of our revenues. The loss of any such customer would have a material adverse effect on our operating results and financial condition.

COMPETITION

         The market for our products is intensely competitive and subject to rapid technological change. Our current and prospective competitors offer a variety of data mining and multidimensional data mart software solutions and generally fall within five categories: (i) vendors of relational database products sold for analytical (data warehouse and data mart) purposes; (ii) vendors of multidimensional database and analysis software; (iii) vendors of OLAP/relational database software; (iv) vendors of query excelleration products: and (v) vendors of vertical software applications for budgeting and financial consultation. Our competitors have:

         o        longer operating histories

         o        significantly  greater  financial,   technical  and  marketing
                  resources

         o        greater name recognition

         o        a larger installed base of customers and products

         o well-established relationships with our current and potential customers

         o        extensive knowledge of the relational database industry

Our competitors may also be able to offer an integrated hardware and/or software product that could be more attractive to potential customers. Our competitors may respond more quickly to new or emerging technologies and changes in customer requirements, or devote greater resources to the development, promotion and sale of their products. We also expect that software industry consolidations may create more formidable competitors, resulting in price reductions that would reduce gross margins and erode any market share we may attain, any of which could materially adversely affect our business, operating results and financial condition.

DEPENDENCE UPON KEY PERSONNEL; NEED TO INCREASE SALES, MARKETING, DEVELOPMENT AND TECHNICAL PERSONNEL

         Our future performance depends in significant part upon the continued service of key technical, sales and senior management personnel. The loss of the services of one or more of our key employees, in particular, Robert Thompson, our President and Chief Executive Officer, or Daniel M. Pess, our Chief Operating and Financial Officer, could have a material adverse effect on our business, operating results and financial condition. We have an employment agreement with Mr. Thompson that expires in October 1999, and an employment agreement with Mr. Pess that expires in May 1999. We are unsure if we will be able to agree with either of Messrs. Thompson or Pess on the terms of extensions to their employment agreements prior to the expiration of these agreements.

         Our future success also depends on our continuing ability to attract, train and retain highly qualified technical, sales, marketing, development and managerial personnel. Competition for such personnel is intense, and we may be unable to retain key technical, sales, development and managerial employees or attract, assimilate or retain other highly qualified technical, sales, development and managerial personnel in the future. If we are unable to hire such personnel on a timely basis, our business, operating results and financial condition could be materially adversely affected.

LACK OF PROPRIETARY TECHNOLOGY PROTECTION; RISKS OF INFRINGEMENT

         We rely primarily on a combination of trade secrets, confidentiality agreements and contractual provisions to protect our proprietary technology. We license rather than sell our software and require licensees to enter into license agreements that impose certain restrictions on their ability to utilize the software. In addition, we seek to avoid disclosure of our trade secrets, including but not limited to requiring those persons with access to our proprietary information to execute confidentiality agreements and restricting access to our source code. These steps afford only limited protection. We have no patents or patent applications pending. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. Policing unauthorized use of our products may be difficult and costly, and software piracy may become a persistent problem. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States. We are unable to predict whether our means of protecting our proprietary rights will be adequate or whether competitors will independently develop the same technology.

         From time to time, third parties may assert patent, copyright and other intellectual property claims against us. If we are unable to license protected technology that may be used in our products, we could be prohibited from manufacturing and marketing such products. We also could incur substantial costs to redesign our products, to defend any legal action taken against us or to pay damages to any infringed party. Litigation, which could result in substantial cost to and diversion of our resources, may be necessary to enforce our other intellectual property rights or to defend ourselves against claimed infringement of the rights of others.

POTENTIAL FLUCTUATIONS IN PERIODIC RESULTS

         Our revenues may vary significantly from period to period due to the discretionary nature of business intelligence data delivery software purchases, and will be difficult to predict. Sales prices of our products range from $50,000 to over $275,000. As a result, the timing of the receipt and shipment of a single order can significantly impact our revenues and results of operations for a particular period. We anticipate that product revenues in any quarter will be substantially dependent on orders booked and shipped in that quarter, and we are unable to predict revenues for any future quarter with any significant degree of certainty.

RISK OF PRODUCT DEFECTS; PRODUCT LIABILITY

         Any new products we develop would be subject to significant technical risks. Our software products are complex and may contain undetected errors or failures when we first introduce them or when we release new versions of them. Although we have not experienced material adverse effects resulting from any errors to date, our products could contain errors. If our products contain errors, we could experience a loss of or delay in market acceptance. While we have not experienced product liability claims to date, our product licensing and support may entail the risk of such claims.

A significant product defect or a successful product liability claim brought against us could have a material adverse effect on our business, operating results and financial condition.

INTERNATIONAL OPERATIONS

         Our international sales in 1998 were approximately $158,000 or 17% of our total revenue. We intend to expand our international operations and to enter additional international markets, which will require significant management attention and financial resources and could adversely affect our business, operating results or financial condition. To expand international sales successfully, we must establish additional foreign operations, hire additional personnel and recruit additional international resellers and distributors. If we are unable to do so in a timely manner, our growth, if any, in international sales will be limited, and our business, operating results and financial condition could be materially adversely affected. We anticipate that our international sales, if any, will be denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and, therefore, potentially less competitive in those markets. Additional risks inherent in our future international business activities generally include:

         o        unexpected changes in regulatory requirements

         o        tariffs and other trade barriers

         o        costs of localizing products for foreign countries

         o        longer accounts receivable payment cycles

POSSIBLE VOLATILITY OF SECURITIES PRICES

         The market price of our common stock has in the past been, and may in the future continue to be, volatile. For instance, between January 1, 1998 and March 19, 1999, the closing price of our common stock has ranged between $.50 and $5.50. The volatility of the market price of our common stock may further increase if our common stock is delisted from the Nasdaq SmallCap Market. A variety of events may cause the market price of our common stock to fluctuate significantly, including:

         o        quarter to quarter variations in operating results

         o        adverse news announcements

         o        the introduction of new products

         o        market conditions in the industry

         In addition, the stock market in recent years has experienced significant price and volume fluctuations that have particularly affected the market prices of equity securities of many companies that service the software industry and that often have been unrelated to the operating performance of such companies. These market fluctuations may adversely affect the price of our common stock.

ISSUANCE OF PREFERRED STOCK; ANTI-TAKEOVER PROVISIONS

         Our Board of Directors has the authority, without further action by the stockholders, to issue 9,000 shares of preferred stock on such terms and with such rights, preferences and designations, including, without limitation restricting dividends on our common stock, dilution of the voting power of our common stock and impairing the liquidation rights of the holders of our common stock, as the Board may determine without any vote of the stockholders. Issuance of such preferred stock, depending upon the rights, preferences and designations thereof may have the effect of delaying, deterring or preventing a change in our control. In addition, certain "anti-takeover" provisions of the Delaware General Corporation Law, among other things, may restrict the ability of our stockholders to authorize a merger, business combination or change of control.

NO DIVIDENDS

         We have never paid cash dividends on our common stock. We expect to incur net losses for the foreseeable future.

OUTSTANDING OPTIONS, WARRANTS AND CONVERTIBLE PREFERRED STOCK

         As of March 15, 1999 we have outstanding options to purchase an aggregate of 5,361,037 shares of our common stock at a weighted average exercise price of $1.50 per share (including options to purchase 2,786,037 shares at exercise prices of between $.94 and $5.00 per share which are subject to the approval of our stockholders of a proposal to an increase the number of shares reserved for issuance under our stock option plan) and outstanding warrants to purchase an aggregate of 6,749,382 shares of common stock at a weighted average exercise price of $1.57 per share. As a result of the October and November 1998 private placements, we also have outstanding shares of convertible preferred stock that are convertible into an aggregate of 9,556,400 shares of common stock and outstanding warrants to purchase an aggregate of 5,454,625 shares of common stock at a conversion price of $.50 per share. The exercise of all of outstanding warrants and options and/or the conversion of the outstanding convertible preferred stock would dilute the then-existing stockholders' percentage ownership of the common stock, and any sales in the public market of the common stock issuable upon such exercise and conversion could adversely affect prevailing market prices for the common stock. Moreover, the terms upon which we would be able to obtain additional equity capital could be adversely affected because the holders of such securities can be expected to exercise or convert them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to than those provided by such securities.

FORWARD LOOKING STATEMENTS AND ASSOCIATED RISKS

         Certain forward-looking statements, including statements regarding our expected financial position, business and financing plans are contained in this prospectus or are incorporated in documents annexed as exhibits to this prospectus. These forward-looking statements reflect our views with respect to future events and financial performance. The words, "believe," "expect," "plans" and "anticipate" and similar expressions identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from such expectations are disclosed in this prospectus. All subsequent written and oral forward-looking statements attributable to us are expressly qualified in their entirety by the cautionary statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligations to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

YEAR 2000 COMPLIANCE

         We have commenced an assessment of the readiness of our internal business information systems for handling the Year 2000 and the Year 2000 compliance of our products. We believe that we will need to modify or replace portions of our internal business information systems to ensure Year 2000 compliance and we expect that we will successfully address Year 2000 issues relating to our internal business information systems by the end of fiscal 1999.

         We believe that our current products are Year 2000 compliant. However, it is possible that current or future customers will assert claims against us with respect to Year 2000 issues and, in the event such claims are asserted and adjudicated in favor of these customers, our liability could be material. We are taking steps to identify affected customers and assist them in assessing risks that may be associated with our products. We may incur increasing costs regarding customer service related to these actions over the next few years. As our customer service programs are currently ongoing, we are unsure of the scope of any resulting Year 2000 issues and potential liability resulting from such issues. We do not know the potential impact on our business, operating results and financial condition with respect to these matters.

         We have had discussions with our significant vendors, service providers and large customers to evaluate Year 2000 issues, if any, relating to the interaction of their systems with our internal systems. We have not yet received written compliance information from these third parties and we cannot currently determine when we will receive all of this information. Thus, despite the initiation of these discussions, we lack the information necessary to estimate the potential impact of Year 2000 compliance issues relating to these third parties and their interaction with us and are unsure of when we will receive such information.

         While we have not incurred any material expenditures in connection with identifying or evaluating Year 2000 compliance issues, there can be no assurance that our Year 2000 compliance costs will continue at this level. Most of our expenses have related to the opportunity cost of time spent by our employees evaluating our internal business information systems, our products and the interaction of our internal business information systems with the internal systems of third parties. Although we are unaware of any material operational issues or costs associated with preparing our internal business information systems and products for the Year 2000, we are unsure that we will avoid serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in our technology. Such unanticipated negative consequences and/or material costs, if incurred, could have a material adverse effect on our business, operating results or financial condition.

         Because we are unaware of any material Year 2000 compliance issues, we lack a Year 2000-specific contingency plan. If Year 2000 compliance issues are discovered, we will evaluate the need for one or more contingency plans relating to such issues. If we are unable to develop and implement appropriate contingency plans, as needed, in a timely manner, we may experience delays in, or increased costs associated with, implementation of changes to address any such issues, which could have a material adverse effect on our business, operating results or financial condition.

ITEM 2.           DESCRIPTION OF PROPERTY

         The Company leases 16,385 square feet of office space in Uniondale, New York as its principal administrative, sales, marketing and research and development facility. The lease relating to such facility expires in 2004. In addition, the Company also leases a sales office on a short-term basis in London, England. The Company believes that its existing facilities are adequate for its current needs but anticipates that it will need to seek additional space in the future. The Company believes that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

ITEM 3.           LEGAL PROCEEDINGS

                  Not Applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


                  Not Applicable.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

         The Company's Common Stock is traded on the Nasdaq SmallCap Market. As described under "Risk Factors That May Affect Future Results -- Nasdaq Delisting; Potential Limited Trading Market" the Company's Common Stock could be delisted from the Nasdaq SmallCap Market at any time and as a result the Common Stock would be traded on the OTC Bulletin Board and the Boston Stock Exchange (assuming the Company continues to meet the listing requirements of the Boston Stock Exchange). The table below sets forth the range of closing sale prices of the Common Stock on the Nasdaq SmallCap Market for the fiscal periods specified. The Company's Common Stock commenced trading on the Nasdaq SmallCap Market on November 20, 1997. Prior thereto, there was no public market for the Company's Common Stock.


                                                         Common Stock
                                                   High                Low
FISCAL 1998

First Quarter ...............................     $4.56               $3.00

Second Quarter ..............................      5.50                3.00

Third Quarter ...............................      4.69                1.00

Fourth Quarter ..............................      1.63                 .50

FISCAL 1997

Fourth Quarter...............................     $6.00               $4.75



         As of March 24, 1999, there were 121 record holders of the Company's Common Stock. The Company believes that there are in excess of 500 beneficial owners of its Common Stock.

         The Company has never paid any dividends on its Common Stock and does not intend to pay such dividends in the foreseeable future. The Company currently intends to retain any future earnings for the development and growth of the Company.

         As described under "Management's Discussion and Analysis or Plan of Operation Liquidity and Capital Resources," the Company has closed on the Series A Private Placement (as hereinafter defined) and the Series B Private Placement (as hereinafter defined). The sale of the securities in the Series A Private Placement and the Series B Private Placement was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. Southeast Research Partners, Inc. acted as the placement agent of the Series A Private Placement and the Series B Private Placement. For more information relating to the Series A Private Placement and the Series B Private Placement (including the terms of the securities issued in such private placements), please see "Management's Discussion and Analysis of Plan of Operation - Liquidity and Capital Resources."

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                  PLAN OF OPERATION

         The discussion in this report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section above entitled "Risk Factors That May Affect Future Results" in
Item 1 of this report as well as those risks discussed in this section and elsewhere in this report.

         The discussion and analysis below should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto included elsewhere herein.

OVERVIEW

         The Company commenced operations in February 1989, and until 1997 substantially all of its revenues have been derived from providing contract services to customers using its proprietary business intelligence technology. In the third quarter of 1996, the Company shifted its focus to commercializing its proprietary business intelligence technology and most of its activities since then have been devoted to research and development, recruiting personnel, raising capital and developing a sales and marketing strategy and infrastructure. In November 1997, the Company began implementation of full-scale marketing activity for QueryObject System. The Company has a limited operating history as a software product company and has made only limited sales of its QueryObject System.

         To date, the Company has incurred substantial losses from operations, and at December 31, 1998, had an accumulated deficit of $35,412,456. The Company expects to incur substantial operating expenses in the future to support its product development efforts, establish and expand its domestic and international sales and marketing capabilities, including recruiting additional indirect channel partners, and support and expand its technical and management personnel and organization.

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

RESULTS OF OPERATIONS

         The  following   table  sets  forth  certain  items  in  the  Company's
consolidated statements of operations for the years ended December 31, 1998 and 1997 ($ in thousands):


                                                      Year Ended December 31,
                                                      -----------------------

                                                      1998              1997
                                                      ----              ----
Revenues
      Software licenses                           $    518            $    596
      Services and maintenance (1)                     111                 416
      Other                                            300                --
                                                  --------            --------

         TOTAL REVENUES                                929               1,012
                                                  --------            --------

Cost of revenues
      Software licenses                                  6                  75
      Services and maintenance                          89                 131
                                                  --------            --------

         TOTAL COST OF REVENUES                         95                 206
                                                  --------            --------

GROSS PROFIT                                           834                 806
                                                  --------            --------
Operating expenses
      Sales and marketing                            4,321               4,576
      Research and development                       2,306               2,523
      General and administrative                     1,500               1,914
                                                  --------            --------

         TOTAL OPERATING EXPENSES                    8,127               9,013
                                                  --------            --------

LOSS FROM OPERATIONS                                (7,293)             (8,207)
  Interest income                                      118                  78
  Interest expense                                    (135)               (806)
  Other income                                          16                   1
                                                  --------            --------

LOSS BEFORE EXTRAORDINARY ITEM                      (7,294)             (8,934)
  Extraordinary loss from early
     extinguishment of debt                           --                (1,629)
                                                  --------            --------

         NET LOSS                                 $ (7,294)           $(10,563)
                                                  ========            ========

         (1) For the year ended December 31, 1998, services and maintenance revenue consists entirely of maintenance revenue.

         REVENUES

         The Company's license revenues have been generated from sales of QueryObject System. Service revenues have been generated from fees paid by customers on a project or contract basis for data analysis by the Company using its proprietary software, and are recognized over the term of the respective agreements. Maintenance revenues consist of ongoing support and product updates that are recognized ratably over the term of the contract, which is typically 12 months (See Note 1 of Notes to the Consolidated Financial Statements). The Company has recognized revenue for all periods presented in accordance with the American Institute of Certified Public Accountants Statement of Position 97-2 entitled "Software Revenue Recognition."

         Total revenues decreased by $83,000, or 8%, from $1,012,000 for the year ended December 31, 1997 to $929,000 for the year ended December 31, 1998. License revenues decreased by $78,000, or 13%, from $596,000 in 1997 to $518,000 in 1998. During 1998, license revenues were derived from the sale of eight licenses, while during 1997 license revenues were derived from the sale of four licenses. The license revenue for 1997 resulted primarily from one large non-recurring multi-platform license sale pursuant to a master reseller agreement and therefore was priced significantly higher than a single platform sale. Service and maintenance revenue decreased by $305,000, or 73%, from
$416,000 in 1997 to $111,000 in 1998, primarily due to the curtailment of service-based engagements. The Company has discontinued the pursuit of service-based engagements. Service and maintenance revenue in 1998 consists entirely of maintenance revenues. During 1998 the Company recorded $300,000 of non-recurring other revenue relating to the Company's completion of a project for a computer hardware manufacturer whereby the QueryObject System was engineered to run on their platforms.

         COST OF REVENUES

         Cost of software license revenues consists primarily of product packaging, documentation and production costs. Cost of software license revenues decreased as a percentage of software license revenues from 12.5% in 1997 to 1.1% in 1998, primarily due to lower production and documentation costs. Cost of services and maintenance revenues consist primarily of customer support costs and direct costs associated with providing services. Cost of services and maintenance revenues increased as a percentage of services and maintenance revenues from 32% in 1997 to 80% in 1998, primarily due to the curtailment of service-based engagements and personnel costs related to customer support.

         OPERATING EXPENSES

         Sales and Marketing. Sales and marketing expenses consist primarily of personnel costs, including sales commissions and incentives, of all personnel involved in the sales and marketing process, as well as related recruiting costs, public relations, advertising related costs, collateral material and trade shows. Sales and marketing expenses decreased by $255,000, or 6%, from $4,576,000 in 1997 to $4,321,000 in 1998, primarily due to reduced sales personnel related costs and recruiting fees. As previously noted, the Company has discontinued the pursuit of service-based engagements and accordingly, has changed the structure of its sales organization to correspond with that which is required for a software product company, which at this point in time, requires less sales employees. The Company believes that its sales and marketing expenses will increase in absolute dollars as the Company continues to increase promotion and other marketing expenses.

         Research and Development. Research and development expenses consist primarily of salaries and other personnel related expenses, recruiting costs associated with the hiring of additional software engineers and quality assurance personnel, consultant costs and depreciation of development equipment. Research and development expenses decreased by $217,000, or 9%, from $2,523,000 in 1997 to $2,306,000 in 1998, primarily due to a decrease in consultant costs and recruiting expense. The Company believes that a significant level of investment for product research and development is required to remain competitive and, accordingly, the Company anticipates that it will continue to devote substantial resources to product research and development and that these costs will increase in absolute dollars. To date, all research and development costs have been expensed as incurred.

         General and Administrative. General and administrative expenses consist primarily of personnel costs for finance, MIS, human resources and general management, as well as insurance and professional expenses. General and administrative expenses decreased by $414,000, or 22%, from $1,914,000 in 1997 to $1,500,000 in 1998, primarily due to a decrease in consulting expense. The Company believes that its general and administrative expenses will increase in absolute dollars as it incurs additional costs related to being a public company, including investor relations programs.

         INTEREST INCOME AND INTEREST EXPENSE

         Interest income represents income earned on the Company's cash and cash equivalents. Interest income increased by $40,000, or 51%, from $78,000 in 1997 to $118,000 in 1998, primarily due to a higher level of cash and cash equivalents on deposit during 1998.

         Interest expense generally represents charges relating to the H.C.C. Financial Services Loan Agreement (the "Loan Agreement") and interest expense on capital equipment leases, and for 1997, interest relating to certain bridge and interim financings (See Note 6 of Notes to the Consolidated Financial Statements). Interest expense decreased by $671,000, or 83%, from $806,000 in 1997 to $135,000 in 1998. This decrease was primarily due to the inclusion in 1997 of interest expense and the amortization of debt discount and debt issuance costs relating to certain bridge and interim financings. In addition, the outstanding balance of the Loan Agreement was repaid in full during October 1998.

         EXTRAORDINARY LOSS FROM EARLY EXTINGUISHMENT OF DEBT

         In August 1997, the Company consummated a bridge financing. The Company repaid the noteholders of the bridge financing out of the proceeds from its initial public offering which closed on November 25, 1997 (the "IPO")
Accordingly, in 1997 the Company recorded an extraordinary loss of $1,629,000 relating to the early extinguishment of debt. The extraordinary loss comprised unamortized deferred debt discount and unamortized deferred debt issuance costs related to the bridge financing.

         PROVISION FOR INCOME TAXES

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The Company incurred net operating losses in 1998 and 1997 and consequently paid no federal or state income taxes. At

December 31, 1998, the Company had net operating losses and research and experimental tax credit carryforwards of $29,660,000 and $207,000, respectively, available to offset future federal taxable income and tax. These net operating loss carryforwards expire at various dates through 2018. Although the determination of whether an ownership change has occurred is subject to factual and legal uncertainties, the Company believes that an ownership change occurred upon the completion of previous financings and such "ownership change" will materially limit the Company's ability to utilize its NOL carryforward. Moreover, while such loss carryforwards are available to offset future taxable income of the Company, the Company does not expect to generate sufficient taxable income so as to utilize all or a substantial portion of such loss carryforwards prior to their expiration.

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

         The IPO prospectus indicated that the Company believed that the proceeds of the IPO together with then existing resources and cash anticipated to be generated from operations would be sufficient to satisfy the Company's cash requirements for at least 14 months after the completion of the IPO. However, as of September 30, 1998 (approximately 10 months after the IPO), the Company had negative working capital of $1,744,000. The variance between the Company's expectations at the time of the IPO and the Company's analysis of its cash position was primarily due to lower than expected sales of the Company's products. The Board of Directors of the Company considered various means of procuring additional financing and had determined that a private offering of the Company's securities would be in the best interests of the Company.

         As a result, in October and November 1998, the Company had the initial closing of two private placements -- the Series A Private Placement and the Series B Private Placement. The Series A Private Placement consisted of 1,750,000 Units (the "Series A Units") with a gross sales price of $3,500,000. The Series B Private Placement consisted of 10 Units (the "Series B Units") with a gross sales price of $1,000,000. Each Series A Unit consisted of one share of Series A Convertible Preferred Stock ("Series A Preferred Stock") and a warrant to purchase 2.5 shares of Common Stock at a per share exercise price equal to $.50. Each Series B Unit consisted of 10,000 shares of Series B Convertible Preferred Stock ("Series B Preferred Stock") and warrants to purchase an aggregate of 125,000 shares of Common Stock at a per share exercise price equal to $.50. The Series A Units were sold at a purchase price of $2.00 per Unit and each share of Series A Preferred Stock share is convertible into four shares of Common Stock. The Series B Units were sold at a purchase price of $100,000 per Unit and each share of Series B Preferred Stock is convertible into twenty shares of Common Stock. The effective purchase price, on a Common Stock equivalent basis was $.50 per common share, which represented a discount from the fair market value of the Company's Common Stock on the various dates of issuance. The Company consummated the final closing on each of the Series A Private Placement and the Series B Private Placement in February 1999 and received an aggregate of (1) $3,181,000 from the Series A Private Placement (after deduction of commissions and expenses payable to the placement agent) and
(ii) $814,000 from the Series B Private Placement (after deduction of commissions and expenses payable to the placement agent).

         In connection with the Series A and Series B Private Placements the placement agent was granted an option to purchase additional Series A and Series B Units equal to 10% of the Series A and Series B Units sold and received a commission and non-accountable expense allowance equal to 5.6% and 9.3% respectively, of the gross proceeds received by the Company.

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

         Liquidation Preference. Upon a liquidation of the Company (including a sale by the Company of all or substantially all of its assets or a merger or consolidation of the Company with another Company where the Company is not the surviving entity), the assets of the Company available for distribution to the stockholders of the Company (after payment or provision for liabilities of the Company), whether from capital, surplus or earnings, shall be distributed in the following order of priority: (i) the holders of the Series A Preferred Stock and the Series B Preferred Stock shall rank pari passu with respect to distributions, (ii) the holders of the Series A Preferred Stock and Series B Preferred Stock shall be entitled to receive, prior and in preference to any distribution to the holders of any Junior Securities (as defined below) of the Company, an amount equal to the Series A Stated Value and Series B Stated Value, respectively, for each share of the Series A Preferred Stock and Series B Preferred Stock then outstanding and (iii) any remaining assets of the Company available for distribution to the stockholders of the Company shall be distributed pro rata to the holders of issued and outstanding shares of Common Stock.

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

         Dividends. The holders of the Series A Preferred Stock and Series B Preferred Stock shall not be entitled to receive any stated dividend payment, whether in cash or otherwise. No dividends shall be payable upon any Junior Securities unless equivalent dividends, on an as-converted basis, are declared and paid concurrently on the Series A Preferred Stock and the Series B Preferred Stock.

         Conversion. Each share of Series A Preferred Stock is initially convertible, at any time, into four shares of Common Stock and each share of Series B Preferred Stock is initially convertible, at any time, into 20 shares of Common Stock. The Series A Preferred Stock and Series B Preferred Stock were issued with a conversion ratio that represented a discount from the market value at the time of issuance. Accordingly, the discount amount is considered incremental yield (the "beneficial conversion feature"), to the preferred stockholders and has been accounted for as an embedded dividend to preferred stockholders. Based on the conversion terms of the Series A Preferred Stock and Series B Preferred Stock, an embedded dividend of $2,251,438 or $0.44 per share, was added to net loss in the calculation of net loss per share in 1998.

         WARRANTS

         Each Series A and Series B Warrant entitles the registered holder to purchase 2-1/2 shares of Common Stock, subject to adjustment to protect against dilution, at a per share exercise price equal to $.50 (the "Exercise Price"), commencing on the date of the closing of the Series A Private Placement and the Series B Private Placement, respectively, and ending on the third anniversary of the respective closing, unless extended by the Company, at its discretion. The Series A and Series B Warrants may be called for redemption by the Company at a redemption price of $.01 per warrant upon not less than 30 days prior written notice if the closing price of the Common Stock shall have been at least $1.60 per share (subject to adjustment in the event of a subdivision or combination of the shares of Common Stock) on 20 trading days during any 30-consecutive day trading period ending not more than three days prior to the date such notice is given.

         In September 1998, the Company borrowed $410,000 from stockholders of the Company in exchange for unsecured promissory notes (the "Notes Payable"). The Notes Payable bear interest at 12% per annum and are due at the earlier of March 2000 or the successful consummation of the Series A and Series B Private Placement. Upon the initial closing of the Series A Private Placement in October 1998, $20,000 of such Notes was converted into Series A Units. During December 1998, $90,000 of such Notes was repaid. The balance of the Notes Payable, $300,000, was still outstanding as of December 31, 1998, and was repaid in full in January 1999. Further, in October 1998, the Company borrowed an additional $80,000 from stockholders of the Company in exchange for notes under similar terms and conditions as set forth above. In November 1998, the $80,000 notes were repaid.

         Prior to the IPO, the Company funded its operations primarily through sales of preferred equity securities, with net proceeds therefrom of approximately $14,000,000 and, to a lesser extent, through interim financings and a bridge financing, through capital and operating equipment leases, the issuance of notes payable and the Loan Agreement. As of December 31, 1998, the Company had $854,000 in cash and cash equivalents and a working capital deficit of $391,000. Net cash used in operating activities was $7,089,000 and $7,456,000 in 1998 and 1997, respectively. For 1998, net cash used in operating activities was primarily attributable to a net loss of $7,294,000, less depreciation and amortization of $421,000 and a decrease in accounts receivable of $223,000. For 1997, net cash used in operating activities was primarily attributable to a net loss of $10,563,000 less an extraordinary loss on extinguishment of debt from a 1997 bridge financing options issued for consulting services and amortization of debt discount and issuance costs. Net cash provided by financing activities was $2,727,000 and $12,196,000 in 1998 and 1997, respectively, primarily as a result of the 1998 Private Placement in 1998 and the IPO in 1997.

         The Company does not currently have a line of credit with a commercial bank. Under the Loan Agreement, a stockholder agreed to advance the Company funds at an interest rate of 18% per annum, such indebtedness secured by a security interest in and lien on all of the Company's assets. An addendum (the "Addendum") to the Loan Agreement provided that H.C.C. Financial, the lender thereunder, would not demand payment under the Loan Agreement and required the Company to maintain a restricted Certificate of Deposit, until the earlier of March 31, 1998, a material breach by the Company under the Addendum or an event of default under the Loan Agreement. In April 1998, the Company began repaying the indebtedness under the Loan Agreement, utilizing the funds on deposit in the restricted Certificate of Deposit. In October 1998, the remaining balance was repaid in full and the restricted Certificate of Deposit account was closed.

         As of December 31, 1998, the Company's principal commitments consisted of obligations under operating and capital leases and employment agreements. At that date, the Company had approximately $347,000 in outstanding borrowings under capital leases which are payable through 2001 (see Note 11 of Notes to the Consolidated Financial Statements). Pursuant to employment agreements with executive officers of the Company, the Company is obligated to pay $262,000 and $0 in salaries for the years ended December 31, 1999 and 2000, respectively.

         As of December 31, 1998, the Company had a deficit in working capital of $341,000. Subsequent to December 31, 1998, the Company received $1,396,000 in working capital from the proceeds of the 1998 Private Placement and $341,250 from the exercise of warrants granted in the 1998 Private Placement. The Company has incurred operating losses since inception, has incurred negative cash flows from operating activities and had an accumulated deficit of $35,412,456 and $25,866,986 as of December 31, 1998 and 1997, respectively. The Company has had a limited operating history as a software product company and has not made significant sales of its products. Therefore, revenues are difficult to predict. The Company anticipates that its current cash and cash equivalent position and stock subscriptions receivable will be insufficient to satisfy its liquidity requirements, and as a result, the Company will seek to sell additional equity or convertible debt securities. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders.


ITEM 7.           FINANCIAL STATEMENTS

                  See Index to Financial Statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                  CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A)
                  OF THE EXCHANGE ACT.

                  The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than April 30, 1999 pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934 ("Regulation 14A").

ITEM 10.          EXECUTIVE COMPENSATION.

                  The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than April 30, 1999 pursuant to Regulation 14A.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN
                  BENEFICIAL OWNERS AND MANAGEMENT.

                  The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than April 30, 1999 pursuant to Regulation 14A.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                  The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than April 30, 1999 pursuant to Regulation 14A.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K.

(a)      EXHIBITS


      Exhibit
      Number                 Exhibits
      ------                 --------
       3.1                   Certificate   of   Incorporation   of  the  Company
                             (Incorporated  by  reference  to Exhibit 3.1 to the
                             Registration    Statement   on   Form   SB-2,   No.
                             333-34667).
       3.2                   By-laws of the Registrant, as amended (Incorporated
                             by  reference  to Exhibit  3.2 to the  Registration
                             Statement on Form SB-2, No. 333-34667).
       4.1                   Specimen  Certificate  of the  Registrant's  Common
                             Stock  (Incorporated by reference to Exhibit 4.1 to
                             the  Registration  Statement on Form SB-2, No. 333-
                             34667).
       4.2                   Form of Representative's Purchase Option granted to
                             GKN Securities Corp.  (Incorporated by reference to
                             Exhibit 4.2 to the  Registration  Statement on Form
                             SB-2, No. 333-34667).
       4.3                   Form of Warrant issued in connection  with the July
                             1997 Private  Placement  (Incorporated by reference
                             to Exhibit  4.3 to the  Registration  Statement  on
                             Form SB-2, No. 333-34667).
       4.4                   Certificate of Designations,  Preferences and Other
                             Rights and  Qualifications  of Series A Convertible
                             Preferred  Stock   (Incorporated  by  reference  to
                             Exhibit  99(A) of the Form 10-QSB for the quarterly
                             period ended September 30, 1998)
       4.5                   Certificate  of  Correction to the  Certificate  of
                             Designations,  Preferences  and  Other  Rights  and
                             Qualifications  of Series A  Convertible  Preferred
                             Stock  (Incorporated  by reference to Exhibit 99(B)
                             to the Form 10-QSB for the  quarterly  period ended
                             September 30, 1998).
       4.6                   Certificate of Designations,  Preferences and Other
                             Rights and  Qualifications  of Series B Convertible
                             Preferred  Stock   (Incorporated  by  reference  to
                             Exhibit  99(C) to the Form 10-QSB for the quarterly
                             period ended September 30, 1998).
       4.7                   Form  of  Warrant   Issued  in  Private   Placement
                             (Incorporated  by reference to Exhibit 99(D) to the
                             Form  10-QSB  for  the   quarterly   period   ended
                             September 30, 1998).
       10.1                  1991 Incentive Stock Option Plan  (Incorporated  by
                             reference  to  Exhibit  10.1  to  the  Registration
                             Statement on Form SB-2, No. 333-34667).
       10.2                  Form of Stock Option  Agreement  for  Non-Qualified
                             Options  granted  to  Advisors   (Incorporated   by
                             reference  to  Exhibit  10.2  to  the  Registration
                             Statement on Form SB-2, No. 333-34667).
       10.3                  Employment  Agreement,  dated as of May 1, 1997, by
                             and  among,   the   Company   and  Daniel  M.  Pess
                             (Incorporated  by  reference to Exhibit 10.5 to the
                             Registration    Statement   on   Form   SB-2,   No.
                             333-34667).
       10.4                  Employment  Agreement,  dated as of May 8, 1996, by
                             and   among,   the   Company   and  Andre   Szykier
                             (Incorporated  by  reference to Exhibit 10.6 to the
                             Registration    Statement   on   Form   SB-2,   No.
                             333-34667).
       *10.5                 Amendment  to  Employment  Agreement,  dated  as of
                             December 16, 1998, by and among, the Company and Andre Szykier.

      Exhibit
      Number                 Exhibits
      -------                --------

        10.6                 Employment  Agreement,  dated  as of  September  1,
                             1997,  by and  among,  the  Company  and  Robert A.
                             Thompson (Incorporated by reference to Exhibit 10.7
                             to the  Registration  Statement  on Form SB-2,  No.
                             333-34667).
        10.7                 Employment Agreement, dated as of October 14, 1997,
                             by and  among,  the  Company  and  Alan W.  Kaufman
                             (Incorporated  by reference  to Exhibit  10.9(a) to
                             the  Registration   Statement  on  Form  SB-2,  No.
                             333-34667).
       *10.8                 Amendment  to  Employment  Agreement,  dated  as of
                             January 9, 1999, by and among, the Company and Alan
                             W. Kaufman.
       *11.1                 Computation of Net Loss Per Share.
       *23                   Consent of PricewaterhouseCoopers LLP
       *27                   Financial Data Schedule

---------------------------

*        Filed herewith.
(b)      Reports on Form 8-K
         None.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    QUERYOBJECT SYSTEMS CORPORATION


Dated:   March 29, 1999             By:   /s/ Robert Thompson
                                        -------------------------------------
                                        Robert Thompson
                                        President and Chief Executive Officer



                                POWER OF ATTORNEY

         QueryObject Systems Corporation and each of the undersigned do hereby appoint Robert Thompson and Daniel M. Pess and each of them severally, its or his true and lawful attorney to execute on behalf of QueryObject Systems Corporation and the undersigned any and all amendments to this Annual Report on Form 10-KSB and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission; each of such attorneys shall have the power to act hereunder with or without the other.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



               Signature              Title                             Date
               ---------              -----                             ----

/S/ ALAN W. KAUFMAN          Chairman of the Board              March 29, 1999
-----------------------
Alan W. Kaufman


/S/ ROBERT THOMPSON          President and Chief Executive      March 29, 1999
-----------------------
Robert Thompson              Officer (Principal Executive
                             Officer)


/S/ DANIEL M. PESS           Executive Vice President, Chief    March 29, 1999
-----------------------
Daniel M. Pess               Operating Officer and Chief
                             Financial Officer (Principal
                             Financial Officer and Principal
                             Accounting Officer)

/S/ ANDRE SZYKIER            Director                           March 29, 1999
-----------------------
Andre Szykier

/S/ RINO BERGONZI            Director                           March 29, 1999
-----------------------
Rino Bergonzi

/S/ IRWIN JACOBS             Director                           March 29, 1999
-----------------------
Irwin Jacobs


/S/ AMY L. NEWMARK           Director                           March 29, 1999
-----------------------
Amy L. Newmark

QUERYOBJECT SYSTEMS
CORPORATION CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND 1997

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE

Report of Independent Accountants...........................................F-2
Consolidated Balance Sheet as of December 31, 1998..........................F-3
Consolidated Statement of Operations for the years
     ended December 31, 1998 and 1997.......................................F-4
Consolidated Statement of Changes in Stockholders' Equity
     (Deficit) for the years ended
     December 31, 1998 and 1997.............................................F-5
Consolidated Statement of Cash Flows for the years ended
     December 31, 1998 and 1997.............................................F-6
Notes to the Consolidated Financial Statements..............................F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Stockholders of
QueryObject Systems Corporation

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Query Object Systems Corporation (the "Company") at December 31, 1998, and the results of its operations and its cash flows for the two years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, has deficiencies in working capital and stockholders' equity and has incurred negative cash flows from operating activities that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



PricewaterhouseCoopers LLP
Melville, New York
March 19, 1999

QUERYOBJECT SYSTEMS CORPORATION

CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------


                                                                   December 31,
                                                                       1998
                                                                   ------------
ASSETS
Current assets
     Cash and cash equivalents                                   $    854,018
     Accounts receivable, net of allowance for doubtful
         accounts of $21,900                                          276,527
     Prepaid expenses and other current assets                         37,751
                                                                 ------------

             TOTAL CURRENT ASSETS                                   1,168,296

Property and equipment, net                                           960,236
Deposits and other assets                                             146,031
                                                                 ------------

             TOTAL ASSETS                                        $  2,274,563
                                                                 ------------

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
     Accounts payable                                            $    491,442
     Accrued expenses                                                 795,333
     Capital lease obligations due within one year                    175,809
     Deferred revenue                                                  84,791
     Deferred rent                                                     12,016
                                                                 ------------

             TOTAL CURRENT LIABILITIES                              1,559,391

Stockholder notes payable                                             300,000
Capital lease obligations                                             171,486
Deferred rent                                                         257,812
                                                                 ------------

             TOTAL LIABILITIES                                      2,288,689
                                                                 ------------

Stockholders' Deficit
     Preferred stock, $.001 par value: 2,000,000 shares
          authorized; 1,731,125 and 100,000
          shares of Series A and B, respectively,
          issued and outstanding                                        1,831
     Common stock, $.001 par value: 30,000,000 shares
         authorized; 5,122,985 shares issued and outstanding            5,123
     Additional paid-in-capital                                    36,910,576
     Accumulated deficit                                          (35,412,456)
     Stock subscriptions receivable                                (1,519,200)
                                                                 ------------

             TOTAL STOCKHOLDERS' DEFICIT                              (14,126)
                                                                 ------------

Commitments and contingencies (Notes 2 and 13)

             TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT         $  2,274,563
                                                                 ------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

QUERYOBJECT SYSTEMS CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------

                                                                              Year Ended December 31,
                                                                               1998            1997
                                                                         ----------------------------

Revenues
     Software licenses                                                   $    517,350    $    596,345
     Services and maintenance                                                 111,155         415,814
     Other                                                                    300,000            --
                                                                         ------------    ------------

             TOTAL REVENUES                                                   928,505       1,012,159

Cost of revenues
     Software licenses                                                          5,668          74,605
     Services and maintenance                                                  88,756         131,190
                                                                         ------------    ------------

             TOTAL COST OF REVENUES                                            94,424         205,795
                                                                         ------------    ------------

GROSS PROFIT                                                                  834,081         806,364
                                                                         ------------    ------------

Operating expenses
     Sales and marketing                                                    4,321,359       4,575,735
     Research and development                                               2,305,678       2,523,127
     General and administrative                                             1,500,506       1,914,252
                                                                         ------------    ------------

             TOTAL OPERATING EXPENSES                                       8,127,543       9,013,114
                                                                         ------------    ------------

LOSS FROM OPERATIONS                                                       (7,293,462)     (8,206,750)

Interest income                                                               118,423          77,979
Interest expense                                                             (135,498)       (805,761)
Other income, net                                                              16,505             542
                                                                         ------------    ------------

LOSS BEFORE EXTRAORDINARY ITEM                                             (7,294,032)     (8,933,990)

Extraordinary loss from early extinguishment of debt                             --        (1,629,494)
                                                                         ------------    ------------

NET LOSS                                                                 $ (7,294,032)   $(10,563,484)
                                                                         ------------    ------------

CALCULATION OF NET LOSS AVAILABLE TO COMMON STOCKHOLDERS

Net loss                                                                   (7,294,032)    (10,563,484)
Effect of beneficial conversion feature of convertible preferred stock     (2,251,438)           --
                                                                         ------------    ------------

Net loss available to common stockholders                                $ (9,545,470)   $(10,563,484)

Net loss per share before extraordinary item                             $      (1.86)   $      (3.19)
Extraordinary item                                                               --             (0.58)
                                                                         ------------    ------------

Basic and diluted net loss per common share                              $      (1.86)   $      (3.77)

Weighted average shares used in per share computation (Note 1)              5,120,205       2,802,532
                                                                         ------------    ------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

QUERYOBJECT SYSTEMS CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
--------------------------------------------------------------------------------

                                                     SERIES A CONVERTIBLE         SERIES B CONVERTIBLE      SERIES C CONVERTIBLE
                                                        PREFERRED STOCK              PREFERRED STOCK           PREFERRED STOCK
                                                   ---------------------------------------------------------------------------------
                                                     SHARES           AMOUNT      SHARES          AMOUNT       SHARES       AMOUNT
                                                   ---------------------------------------------------------------------------------

Balance at January 1, 1997                             32,582          $ 33      17,737            $ 18       230,498        $ 230

Issuance of common stock warrants in
connection with bridge financing
Accretion of excess of redemption value of
    Series D preferred stock over fair value
    at issuance date
Issuance of options on Series D
    preferred stock
Conversion of preferred stock to
    common stock upon initial public offering         (32,582)          (33)    (17,737)            (18)     (230,498)        (230)
Conversion of Series D preferred stock to
    common stock upon initial public offering
Issuance of common stock upon initial public
    offering, net of issuance cost of $2,530,426
Repurchase of common stock
Issuance of common stock options for
    consulting services
Common stock options and warrants exercised
Net loss
                                                   -----------  ------------  ----------  --------------  ------------  -----------

Balance at December 31, 1997                                -             -           -               -             -            -

Issuance of Series A & B preferred stock:
    For cash and notes, net of issuance costs       1,721,125         1,721     100,000             100
    In settlement of bridge notes payable              10,000            10
Beneficial conversion feature of convertible
    Series A and B preferred stock
Issuance of common stock options for
    consulting services
Receipt of receivable from stockholder
Common stock options exercised
Net loss
                                                   -----------  ------------  ----------  --------------  ------------  -----------

Balance at December 31, 1998                        1,731,125       $ 1,731     100,000           $ 100             -            -
                                                   ---------------------------------------------------------------------------------


                                                                                                                           TOTAL
                                                        COMMON STOCK      ADDITIONAL                       STOCK       STOCKHOLDERS'
                                                  -------------------      PAID-IN      ACCUMULATED    SUBSCRIPTIONS      EQUITY
                                                     SHARES    AMOUNT      CAPITAL        DEFICIT        RECEIVABLE     (DEFICIT)
                                                  ---------------------------------------------------------------------------------

Balance at January 1, 1997                          863,590     $ 864     $ 4,035,258   $ (14,343,938)  $   (12,300)  $(10,319,835)

Issuance of common stock warrants in
connection with bridge financing                                            1,512,397                                    1,512,397
Accretion of excess of redemption value of
    Series D preferred stock over fair value
    at issuance date                                                                         (917,571)                    (917,571)
Issuance of options on Series D
    preferred stock                                                           363,800                                      363,800
Conversion of preferred stock to
    common stock upon initial public offering       331,523       331             (50)                                           -
Conversion of Series D preferred stock to
    common stock upon initial public offering     1,365,790     1,366      11,583,231                                   11,584,597
Issuance of common stock upon initial public
    offering, net of issuance cost of $2,530,426  2,500,000     2,500      12,467,074                                   12,469,574
Repurchase of common stock                           (7,368)       (7)                        (41,993)                     (42,000)
Issuance of common stock options for
    consulting services                                                       321,470                                      321,470
Common stock options and warrants exercised          57,070        57         101,526                                      101,583
Net loss                                                                                  (10,563,484)                 (10,563,484)
                                                  ---------- --------- --------------- ---------------  ------------  -------------

Balance at December 31, 1997                      5,110,605     5,111      30,384,706     (25,866,986)      (12,300)     4,510,531

Issuance of Series A & B preferred stock:
    For cash and notes, net of issuance costs                               4,096,777                    (1,519,200)     2,579,398
    In settlement of bridge notes payable                                      19,990                                       20,000
Beneficial conversion feature of convertible
    Series A and B preferred stock                                          2,251,438      (2,251,438)                           -
Issuance of common stock options for
    consulting services                                                       145,792                                      145,792
Receipt of receivable from stockholder                                                                       12,300         12,300
Common stock options exercised                       12,380        12          11,873                                       11,885
Net loss                                                                                   (7,294,032)                  (7,294,032)
                                                  ---------- --------- --------------- ---------------  ------------  -------------

Balance at December 31, 1998                      5,122,985   $ 5,123    $ 36,910,576   $ (35,412,456)  $(1,519,200)  $    (14,126)
                                                  ---------------------------------------------------------------------------------

QUERYOBJECT SYSTEMS CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOW
--------------------------------------------------------------------------------

                                                                          Year Ended December 31,
                                                                           1998             1997
                                                                     -----------------------------

Cash flows from operating activities
     Net loss                                                        $ (7,294,032)   $(10,563,484)
     Adjustments to reconcile net loss to net cash used in
        operating activities
            Depreciation and amortization                                 420,820         373,434
            Write off of leasehold improvements                              --             5,825
            Amortization of debt discount                                    --           318,705
            Amortization of debt issuance costs                              --           100,432
            Extraordinary loss on extinguishment of debt                     --         1,629,494
            Options issued for consulting services                        145,792         685,270
            Changes in assets and liabilities
                Accounts receivable, net                                  223,240         320,540
                Prepaid expenses and other current assets                  10,503         (17,735)
                Deposits and other assets                                   4,243         (53,318)
                Accounts payable and accrued expenses                    (355,338)       (166,078)
                Deferred rent                                                 896          13,293
                Deferred revenue                                           54,756        (102,264)
                Customer advance                                         (300,000)           --
                                                                     ------------    ------------

                NET CASH USED IN OPERATING ACTIVITIES                  (7,089,120)     (7,455,886)
                                                                     ------------    ------------

Cash flows from investing activities
     Acquisitions of property and equipment                              (132,795)       (590,608)
     Note receivable from stockholder                                     (65,000)        (42,000)
     Purchase of restricted certificate of deposit                        (23,201)        (37,785)
                                                                     ------------    ------------

                NET CASH USED IN INVESTING ACTIVITIES                    (220,996)       (670,393)
                                                                     ------------    ------------

Cash flows from financing activities
     Proceeds from issuance of Series A and B preferred stock, net      2,579,398            --
     Proceeds from issuance of common stock, net                           11,885      12,571,157
     Proceeds from Notes and Bridge financings payable, net               490,000       5,313,766
     Repayment of Notes and Bridge financings payable                    (170,000)     (5,850,000)
     Repayment of notes payable                                              --           (25,000)
     Proceeds from loan payable to stockholders                          (891,335)       (120,000)
     Proceeds from loan receivable from stockholder                        12,300            --
     Payments of capital lease obligations                               (235,706)       (254,979)
     Proceeds from sale-leaseback transaction                              29,202         561,119
     Release of restricted certificate of deposit                         901,040            --
                                                                     ------------    ------------

                NET CASH PROVIDED BY FINANCING ACTIVITIES               2,726,784      12,196,063
                                                                     ------------    ------------

Net (decrease) increase in cash and cash equivalents                   (4,583,332)      4,069,784

Cash and cash equivalents at beginning of year                          5,437,350       1,367,566
                                                                     ------------    ------------

Cash and cash equivalents at end of year                             $    854,018    $  5,437,350
                                                                     ------------    ------------

QUERYOBJECT SYSTEMS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION
         QueryObject Systems Corporation (formerly CrossZ Software) was originally incorporated in California in February 1989. In May 1998, and pursuant to a plan of corporate reorganization, the Company merged with its wholly owned Delaware subsidiary. The Company develops, markets and supports proprietary business intelligence software solutions that enable business managers to make strategic decisions based on their corporate data.

         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION
         The consolidated financial statements include the accounts of QueryObject Systems Corporation and its wholly owned subsidiary. All significant intercompany transactions have been eliminated in consolidation.

         NET LOSS PER COMMON SHARE
         Basic net loss per common share is computed by dividing net loss for the period by the sum of the weighted average number of shares of common stock issued and outstanding after conversion of all outstanding preferred stock effected contemporaneously with the IPO. For the year ended December 31, 1997, all then outstanding shares of Series A, B, C and D Preferred Stock were converted as though such conversion occurred at the beginning of the earliest period presented or the date of issuance in the case of the Series D. Historical net loss per share for 1997 has not been presented since such amount is not deemed to be meaningful due to the significant change in the Company's capital structure resulting from the Company's IPO.

         At December 31, 1998 and 1997, outstanding options and warrants to purchase 12,033,604 and 2,532,177 shares of common stock, with exercise prices ranging from $.50 to $8.56 could potentially dilute basic earnings per share. Such options and warrants, as well as Series A and B Convertible Preferred Stock issued in 1998, have not been included in the computation of net loss per share because to do so would have been antidilutive for the periods presented.

         CASH AND CASH EQUIVALENTS
         The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

         REVENUE RECOGNITION
         The  Company   recognizes  revenue  in  accordance  with  the  American
         Institute of Certified Public Accountants ("AICPA") Statement of Position 97-2 on Software Revenue Recognition. Revenue from product licensing is generally recognized after execution of a licensing agreement and shipment of the product, provided that no significant vendor obligations remain and the resulting receivable is deemed collectable by management. Service revenues consists of data analysis using the Company's proprietary software performed for customers on a project or contract basis and are recognized over the term of the respective agreements. Maintenance revenues consist of ongoing support and product updates and are recognized ratably over the term of the contract, generally twelve months.

QUERYOBJECT SYSTEMS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------

         DEPRECIATION AND AMORTIZATION
         Depreciation and amortization are computed using the straight line method over the estimated useful lives of the assets, generally three to five years. Assets acquired under capital leases and leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the terms of the related leases.

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

         USE OF ESTIMATES
         These consolidated financial statements have been prepared in conformity with generally accepted accounting principles which require management to make reasonable estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies at the date of the consolidated financial statements. Actual results could differ from those estimates.

         FAIR VALUE OF FINANCIAL INSTRUMENTS
         The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value due to the relatively short term nature of these instruments.

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

         ACCOUNTING FOR STOCK-BASED COMPENSATION
         In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 established a fair value based method of accounting for stock-based compensation plans. The

QUERYOBJECT SYSTEMS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------

         Company has chosen to adopt the disclosure requirements of SFAS 123, and continue to record stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, the Company has not recognized compensation expense with respect to such awards because the exercise price of options granted to employees has approximated the fair market value of the common stock at the respective grant dates.

2.       LIQUIDITY AND BUSINESS RISKS

         The Company has incurred operating losses since inception, has incurred negative cash flows from operating activities, has negative working capital and had an accumulated deficit of $35,412,456 and $25,866,986 as of December 31, 1998 and 1997, respectively. The Company has had a limited operating history as a software product company and has not made significant sales of its products, therefore, revenues are difficult to predict. The Company anticipates that its cash and cash equivalent balances at December 31, 1998 and anticipated cash flows from existing financing arrangements (Note 7) will be insufficient to satisfy its operating cash flow requirements in the foreseeable future. Accordingly, the Company will seek to sell additional equity or convertible debt securities, however, there can be no assurances that the Company will be successful in raising additional funds. The sale of additional equity or convertible debt securities will result in additional dilution to the Company's stockholders.

3.       SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                           Year Ended
                                                                                           December 31,
                                                                                     1998              1997
                                                                                     ----------------------

              Interest paid during the period                                     $   154,065      $  374,691
              Schedule of non cash investing and financing activities:
                   Capital lease obligations entered into during the period            29,202         561,119
                   Series D Preferred Stock, issued for:
                       Dividends                                                            -         917,571
                   Series D Preferred options issued for consulting services                -         321,470
                   Series A Preferred Stock, issued for:
                       Bridge Financing                                                20,000               -
                   Common stock warrants issued in connection with
                       Bridge Financing                                                     -       1,512,397
                   Common stock options issued for consulting services                145,792         363,800
                   Beneficial conversion feature of Series A and B
                       Convertible Preferred Stock                                  2,251,438               -


QUERYOBJECT SYSTEMS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


4.       PROPERTY AND EQUIPMENT

         PROPERTY AND EQUIPMENT INCLUDED THE FOLLOWING:

                                                     December 31,
                                                        1998
                                                     ------------

Computer equipment and software                     $  1,779,772
Furniture and fixtures                                   195,799
Office equipment                                          96,602
Leasehold improvements                                    22,348
                                                  ---------------

                                                       2,094,521

Less: accumulated depreciation and amortization        1,134,285
                                                  ---------------

                                                   $     960,236
                                                  ---------------


5.       ACCRUED EXPENSES

         ACCRUED EXPENSES INCLUDED IN THE FOLLOWING:

                                       December 31,
                                            1998
                                       ------------

Executive compensation                $     171,955
Compensation and related benefits           247,632
Consulting and professional fees            168,075
Interest                                     12,086
Commissions                                   9,250
Other                                       186,335
                                     ---------------

                                      $     795,333
                                     ---------------


6.       BORROWING ARRANGEMENTS

         LOAN PAYABLE TO STOCKHOLDER
         In May 1992, the Company entered into a borrowing arrangement whereby a stockholder agreed to advance the Company funds at an interest rate of 18% per annum. Such borrowings were collateralized by the Company's accounts receivable. In May 1996, the Company was in default of certain provisions of the agreement, at which time the stockholder and the Company amended the agreement to reduce the interest rate to the greater of prime plus 3% or 12% per annum and delay the time that the stockholder could demand repayment until March 1998. The revised agreement required the Company to set aside funds in a restricted account to the extent that the outstanding borrowings exceeded 80% of the Company's accounts receivable and to make monthly payments of $10,000, plus interest, until March 1998. The Company paid the obligation in full during 1998 with funds in the restricted account. Interest expense related to this agreement was $64,067 and $114,634 for 1998 and 1997, respectively.

QUERYOBJECT SYSTEMS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------

         LOAN RECEIVABLE FROM STOCKHOLDER
         In January 1998, the Company loaned $65,000 to an officer and director of the Company. This promissory note has a term of 24 months and bears interest at 8% per annum.

         INTERIM FINANCING
         In September and October 1998, the Company borrowed a total of $490,000 from stockholders of the Company in exchange for unsecured promissory notes (the "Notes Payable"). The Notes Payable bear interest at 12% per annum and are due at the earlier of March 2000 or the successful consummation of the Series A and Series B Private Placement. Upon the initial closing of the Series A Private Placement in October 1998, $20,000 of such Notes were converted into Series A Units and $170,000 of such Notes were repaid through December 1998. The balance of $300,000, outstanding at December 31, 1998, was repaid in full in January 1999.

         In May 1997, the Company received a $500,000 loan with interest at 10% per annum, from existing stockholders. The loan was repaid out of the proceeds of the Bridge Financing, as described below.

         In June 1997, the Company received additional loans from two stockholders each consisting of a $100,000 promissory note bearing interest of 10% per annum through September 30, 1997 and 13% annually thereafter and attached warrants to purchase up to 23,850 shares of common stock at $8.56 per share. These notes were paid out of the proceeds of the IPO.

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

         On November 25, 1997, the Company repaid the holders of the Bridge Notes, out of the proceeds of

QUERYOBJECT SYSTEMS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------

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

         During December 1997, the Company granted an option to a member of its Advisory Committee to purchase up to 200,000 shares of common stock. The option had an initial exercise price of $6.00 per share and was immediately exercisable. In conjunction with the stock option repricing discussed in Note 8,the Board of Directors approved the repricing of this option in November 1998 to $.94. The Company has recognized consulting expense in its results of operations of $272,000 for the year ended December 31, 1997 related to this option. No additional consulting expense was recognized in 1998 based on the Company's common stock.

         During 1997, a member of the Board of Directors surrendered 7,386 shares of the Company's common stock as repayment of a note receivable due to the Company in the amount of $42,000. Such shares were retired in December 1997.

         PREFERRED STOCK
         In October and November 1998, the Company had the initial closing of two private placements. The Series A Private Placement consisted of 1,750,000 Units (the "Series A Units") with a gross sales price of $3,500,000. The Series B Private Placement consisted of 10 Units (the "Series B Units") with a gross sales price of $1,000,000. Each Series A Unit consisted of one share of Series A Convertible Preferred Stock and a warrant to purchase 2.5 shares of Common Stock at a per share exercise price equal to $.50. Each Series B Unit consisted of ten thousand shares of Series B Convertible Preferred Stock and warrants to purchase an aggregate of 125,000 shares of Common Stock at a per share exercise price equal to $.50. The Series A Units were sold at a purchase price of $2.00 per Unit and each Series A share is convertible into four shares of Common Stock. The Series B Units were sold at a purchase price of $100,000 per Unit and each Series B share is convertible into twenty shares of Common Stock. The effective purchase price, on a common stock equivalent basis was $.50 per common share, which represented a discount from the fair market value of the Company's common stock on the various dates of issuance. As of December 31, 1998, 1,731,125 and 100,000 shares of Series A and Series B, respectively, were issued. All subscriptions receivable as of December 31, 1998 were received by the Company in January and February 1999.

QUERYOBJECT SYSTEMS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------

         In connection with the Series A and Series B Private Placements the placement agent was granted an option to purchase additional Series A and Series B Units equal to 10% of the Series A and Series B Units sold and received a commission and non-accountable expense allowance equal to 5.6% and 9.3%, respectively, of the gross proceeds received by the Company.

         The following is a description of the securities issued in the Series A and Series B Private Placements:

         STATED VALUE
         Each share of Series A Preferred Stock has a stated value equal to $2.00 and each share of Series B Preferred Stock has a stated value equal to $10.00.

         LIQUIDATION PREFERENCE
         Upon a liquidation, merger or consolidation of the Company, where the Company is not the surviving entity, the assets of the Company will be available for distribution to the stockholders, after payment or provision for liabilities of the Company, in the following order of priority: (i) the holders of the Series A and Series B Preferred Stock shall rank pari passu with respect to distributions, (ii) the holders of the Series A and Series B Preferred Stock shall be entitled to receive preference to any distribution to the holders of any Junior Securities of the Company, an amount equal to the Series A and Series B Stated Value , respectively, for each share of the Series A and Series B Preferred Stock then outstanding and (iii) the remaining assets of the Company available for distribution, if any, shall be distributed pro rata to the holders of issued and outstanding shares of Common Stock.

         DIVIDENDS
         The holders of the Series A and Series B Preferred Stock shall not be entitled to receive any stated dividend payment.

         CONVERSION
         The holders of the Series A and Series B Preferred Stock have the right, at the holder's option, to convert each share of Series A and Series B Preferred Stock into four shares and twenty shares, respectively, of Common Stock.

         The Series A and Series B convertible Preferred Stock were issued with a conversion ratio that represented a discount from the market value at the time of issuance. Accordingly, the discount amount is considered incremental yield (the "beneficial conversion feature"), to the preferred stockholders and has been accounted for as an embedded dividend to preferred stockholders. Based on the conversion terms of the Series A and Series B convertible Preferred Stock, an embedded dividend of $2,251,438 or $0.44 per share, was added to net loss in the calculation of net loss per share in 1998.

         VOTING
         The holders of the Series A and Series B Preferred Stock are entitled to vote on all matters submitted for a vote to the stockholders of the Company. The holders of a share of Series A and Series B shares are entitled to vote with holders of common stock, on an as-converted basis.

         WARRANTS
         Each Series A and Series B Warrant entitles the registered holder to purchase 2.5 shares of Common Stock, subject to adjustment to protect against dilution, at a per share exercise price equal to $.50,

QUERYOBJECT SYSTEMS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------

         commencing on the date of the initial closing of the Series A and Series B shares Private Placements, respectively, and ending on the third anniversary of such closings. The Series A and Series B Warrants may be called for redemption by the Company at a redemption price of $.01 per warrant upon not less than 30 days prior written notice if the closing price of the Common Stock shall have been at least $1.60 per share on 20 trading days during any 30-consecutive day trading period ending not more than three days prior to the date such notice is given.

8.       EMPLOYEE STOCK OPTIONS

         In 1991, the Board of Directors approved the 1991 Incentive Stock Plan (the "Plan") which was subsequently amended and allows the Board to grant either incentive or non-qualified stock options to the Company's employees or consultants. The options generally expire five years from the date of grant. Individuals owning more than 10% of the total combined voting power of all classes of stock of the Company are not eligible to participate in the Plan unless the option price is at least 110% of the fair market value of the common stock at the date of grant.

         A summary of the activity under the stock option plan is as follows:

                                                               OPTIONS                      EXERCISE
                                                            AVAILABLE FOR    SHARES UNDER     PRICE
                                                                GRANT           OPTION      PER SHARE
                                                          -------------------------------------------

         Options outstanding at January 1, 1997                 136,694        151,800     $    .96

         Additional shares authorized                         1,512,500           --             --
         Granted                                               (791,999)       791,999     .96-6.00
         Exercised                                                 --          (27,070)         .96
         Canceled                                                54,305        (54,305)    .96-6.00
                                                             ----------       ---------    ---------

         Options outstanding at December 31, 1997               911,500        862,424     .96-6.00

         Additional shares authorized                         3,856,000           --
         Granted                                             (3,836,113)     3,836,113     .94-6.00
         Exercised                                                 --          (12,380)        0.96
         Canceled                                               300,121       (300,121)    .96-6.00
                                                             ----------       ---------    ---------

         Options outstanding at December 31, 1998             1,231,508      4,386,036    $.94-6.00
                                                             ----------       ---------    ---------

         Options exercisable at December 31, 1998                             $447,073    $.94-6.00
                                                             ----------       ---------    ---------


         The Company granted 959,800 and 23,750 non-qualified stock options to consultants and recognized consulting expense of $145,792 and $49,470 related to these options in 1998 and 1997 respectively.

         The Company accounts for stock options granted to employees under APB 25 and has adopted SFAS 123 for disclosure purposes. Because options granted to employees in 1998 and 1997 had exercise prices equal to or greater than the fair market value of the underlying common stock at the respective grant dates, as determined by the Company's management, compensation expense has not been recognized in results of

QUERYOBJECT SYSTEMS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------

         operations. The pro forma impact of SFAS 123 on the Company's results of operations related to options granted during 1998 and 1997 was immaterial to the Company's actual results of operations.

         In October 1997, the Company's Board of Directors and stockholders authorized an increase in the number of shares reserved for issuance to 1,950,000 pursuant to the Plan. In November 1998, the Company's Board of Directors approved an additional increase in the number of shares reserved for issuance to 5,806,000. This increase is pending stockholder approval. The Board of Directors also approved a repricing of 1,168,186 options previously granted pursuant to the Plan to a per share exercise price of $.94, the fair market value on the date of the repricing. The repriced options, which had original exercise prices of between $.96 and $6.00 per share, will have the same vesting terms as the original option grants. All options issued during November 1998 and thereafter will have a term of seven years from the date of grant. Options issued to employees will vest over a three-year period and options issued to non-employees will vest over two years.

9.       MAJOR CUSTOMERS

         Sales to major customers, as a percentage of revenues, are as follows:

                                             Year Ended          Year Ended
                                             December 31,        December 31,
                                                1998                1997
                                             ------------        ------------

         A                                       32%                  -
         B                                       24%                  -
         C                                       10%                  -
         D                                       14%                  65%

         At December 31, 1998, customers C and D represented 33% and 40% of total accounts receivable, respectively.

         International sales for the year ended December 31, 1998 were $157,500, or 17% of total revenues. International sales were not material during 1997.

10.      EMPLOYEE BENEFITS PLANS

         The Company has a 401(k) savings plan (the "Savings Plan") covering all full-time employees and qualifying part time employees. As allowed under Section 401(k) of the Internal Revenue Code, the Savings Plan provides tax-deferred salary reductions for eligible employees.
         Employees are eligible to participate after a ninety-day service requirement. Participants may make voluntary contributions to the Savings Plan up to 20% of their compensation, subject to annual limits. The Savings Plan permits company contributions, however, none were made during the years ended December 31, 1998 and 1997.

QUERYOBJECT SYSTEMS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------

11.      OBLIGATIONS UNDER CAPITAL AND OPERATING LEASES

         The Company is obligated under capital leases for computers and office equipment through the year 2001. All assets leased under these agreements have been capitalized and the related obligations are reflected in the accompanying consolidated financial statements based upon the present value of future minimum lease payments. In addition, the Company leases its office facilities and certain furniture and equipment. These operating leases are noncancellable and expire on various dates through 2004.

         The future minimum lease payments under capital and operating leases at December 31, 1998 and the present value of the net minimum lease payments are as follows:

                                                        Operating      Capital
         Year Ending December 31,                        Leases        Leases
                                                      --------------------------

         1999                                         $  461,563      $  207,303
         2000                                            355,191         170,842
         2001                                            363,534          10,001
         2002                                            389,905            --
         2003 and thereafter                             378,950            --
                                                      ----------      ----------

         Total minimum lease payments                 $1,949,143         388,146
                                                      ----------      ----------

         Less: amounts related to interest                                40,851
                                                                      ----------

         Present value of net minimum lease payments                     347,295
         Less: obligation due within one year                            175,809
                                                                      ----------

         Long-term obligation under capital leases                    $  171,486
                                                                      ----------

         During 1997 and 1998, the Company refinanced certain equipment purchased during 1997 and 1996, under a sale/leaseback agreement. These transactions were accounted for as financings, wherein the property remained on the books and continues to be depreciated. Financing obligations representing the proceeds were recorded and are reduced based upon payments under the lease over a 42 month period.

         In November 1996, the Company entered into a $500,000 equipment lease line of credit. In December 1997, this agreement was amended to provide the Company with an additional $250,000 line of credit under this facility, with a three year repayment term. As of December 31, 1998 this line of credit had expired.

         Rental expense under operating leases was $445,755 and $453,794 for the years ended December 31, 1998 and 1997, respectively.

QUERYOBJECT SYSTEMS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------

12.      INCOME TAXES

         The tax effect of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1998 was:

                                                                       1998
                                                                  ------------

                  Deferred rent                                   $    107,932
                  Accounts payable                                     196,577
                  Accrued expenses                                     318,133
                  Deferred revenues                                     33,916
                  Software cost expense                                268,804
                  Net operating loss carryforward                   11,862,015
                  Research and experimental credit carryforwards       207,515
                  Other payable                                        120,000
                  Other deferred tax assets                            450,184
                                                                  ------------

                       Deferred tax assets                          13,565,076

                  Depreciation                                        (245,080)
                  Accounts receivable                                 (110,611)
                  Prepaid expenses                                     (15,100)
                                                                  ------------

                       Deferred tax liabilities                       (370,791)

                  Net deferred tax assets                           13,194,285
                       Less: valuation allowance                   (13,194,285)
                                                                  ------------

                  Net deferred tax assets                         $       --
                                                                  ------------

         The Company has recorded a full valuation allowance against its net deferred tax assets since management believes that based upon the available objective evidence it is more likely than not that these assets will not be realized. The difference between the statutory federal tax rate and the Company's effective tax rate is primarily due to the valuation allowance.

         As of December 31, 1998, the Company has net operating loss and research and experimental tax credit carryforwards of approximately $29,660,000 and $207,000, respectively, available to offset future federal taxable income and tax. These carryforwards will expire at various dates beginning in 2007 through 2018. Under Section 382 of the Internal Revenue Code of 1986, as amended, utilization of prior net operating losses ("NOLs") is limited after an ownership change, as defined in such Section 382. As a result of previous transactions which involved an ownership change as defined by Section 382, the Company will be subject to limitation on the use of its NOLs. Accordingly, there can be no assurance that a significant amount of the existing NOLs will be available to the Company.

QUERYOBJECT SYSTEMS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------

13.      COMMITMENTS

         EMPLOYMENT AGREEMENTS
         The Company has entered into long-term employment agreements with certain key members of management. The agreements provide each employee with base annual compensation and incentive compensation payable upon attaining certain corporate targets as determined by the Board of Directors. The agreements provide that in the event of the termination, other than for cause, the executives will be entitled to between six and twelve months of severance. The aggregate annual commitments under these employment agreements are $262,292 and $0 for 1999 and 2000, respectively.

         In March 1998, the former Chairman of the Board and officer of the Company tendered his resignation effective May 26, 1998. In conjunction with the resignation the Company agreed to provide twelve months severance which will be paid over the period of one year.