Form 10KSB/A
period 1998-12-31
QUERYOBJECT SYSTEMS CORP
filed 1999-05-07
CIK 855743

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB/A

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

        10.6                 Employment  Agreement,  dated  as of  September  1,
                             1997,  by and  among,  the  Company  and  Robert A.
                             Thompson (Incorporated by reference to Exhibit 10.7
                             to the  Registration  Statement  on Form SB-2,  No.
                             333-34667).
        10.7                 Employment Agreement, dated as of October 14, 1997,
                             by and  among,  the  Company  and  Alan W.  Kaufman
                             (Incorporated  by reference  to Exhibit  10.9(a) to
                             the  Registration   Statement  on  Form  SB-2,  No.
                             333-34667).
       *10.8                 Amendment  to  Employment  Agreement,  dated  as of
                             January 9, 1999, by and among, the Company and Alan
                             W. Kaufman.
      **11.1                 Computation of Net Loss Per Share.
       *23                   Consent of PricewaterhouseCoopers LLP
       *27                   Financial Data Schedule

---------------------------
* Previously filed with the initial filing of the Form 10-KSB for Fiscal year ended December 31, 1998.
**       Filed herewith.
(b)     Reports on Form 8-K
         None.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-KSB report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    QUERYOBJECT SYSTEMS CORPORATION


Dated:   May 7, 1999             By:   /s/ Robert Thompson
                                        -------------------------------------
                                        Robert Thompson
                                        President and Chief Executive Officer

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

QUERYOBJECT SYSTEMS CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------

                                                                              Year Ended December 31,
                                                                               1998            1997
                                                                         ----------------------------

Revenues
     Software licenses                                                   $    517,350    $    596,345
     Services and maintenance                                                 111,155         415,814
     Other                                                                    300,000            --
                                                                         ------------    ------------

             TOTAL REVENUES                                                   928,505       1,012,159

Cost of revenues
     Software licenses                                                          5,668          74,605
     Services and maintenance                                                  88,756         131,190
                                                                         ------------    ------------

             TOTAL COST OF REVENUES                                            94,424         205,795
                                                                         ------------    ------------

GROSS PROFIT                                                                  834,081         806,364
                                                                         ------------    ------------

Operating expenses
     Sales and marketing                                                    4,321,359       4,575,735
     Research and development                                               2,305,678       2,523,127
     General and administrative                                             1,500,506       1,914,252
                                                                         ------------    ------------

             TOTAL OPERATING EXPENSES                                       8,127,543       9,013,114
                                                                         ------------    ------------

LOSS FROM OPERATIONS                                                       (7,293,462)     (8,206,750)

Interest income                                                               118,423          77,979
Interest expense                                                             (135,498)       (805,761)
Other income, net                                                              16,505             542
                                                                         ------------    ------------

LOSS BEFORE EXTRAORDINARY ITEM                                             (7,294,032)     (8,933,990)

Extraordinary loss from early extinguishment of debt                             --        (1,629,494)
                                                                         ------------    ------------

NET LOSS                                                                 $ (7,294,032)   $(10,563,484)
                                                                         ------------    ------------

CALCULATION OF NET LOSS AVAILABLE TO COMMON STOCKHOLDERS

Net loss                                                                   (7,294,032)    (10,563,484)
Effect of beneficial conversion feature of convertible preferred stock     (2,251,438)           --
                                                                         ------------    ------------

Net loss available to common stockholders                                $ (9,545,470)   $(10,563,484)

Net loss per share before extraordinary item                             $      (1.86)   $      (6.61)
Extraordinary item                                                               --             (1.21)
                                                                         ------------    ------------

Basic and diluted net loss per common share                              $      (1.86)   $      (7.82)

Weighted average shares used in per share computation (Note 1)              5,120,205       1,351,074
                                                                         ------------    ------------

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

         BASIC AND DILUTED NET LOSS PER SHARE
         The presentation of basic and diluted net loss per share has been revised to give effect to the conversion of the Convertible Preferred Stock from the date of conversion, which occurred simultaneous with the closing of the Company's initial public offering on November 20, 1997.

         Basic net loss per share is computed by dividing the net loss by the sum of the weighted average number of shares of common stock outstanding, including the number of common shares issued upon the conversion of Convertible Preferred Stock, as of the date of conversion.

         Diluted earnings per share is based on the potential dilution that would occur on exercise or conversion of securities into common stock. At December 31, 1998 and 1997, outstanding options and warrants to purchase 12,033,604 and 2,532,177 shares of common stock, respectively, that could potentially dilute basic earnings per share in the future were not included in the computation of diluted net loss per share because to do so would have had an antidilutive effect for the periods presented. The computation of diluted net loss per share for 1997 excludes the effect of shares issuable upon the conversion of the Convertible Preferred Stock prior to the date of conversion since their inclusion would have had an antidilutive effect. In addition, the common shares issuable upon the conversion of the Series A and B Convertible Preferred Stock issued in 1998 have been excluded from the computation of diluted net loss per share due to the antidilutive effect. As a result, the basic and diluted per share amounts are identical for all periods presented.

         The 1997 quarterly information previously reported has been revised on the same basis described above. The following are the revised quarterly basic and diluted net loss per common share and the weighted average shares used in the basic and diluted net loss per share computation.

                                                                        Three Months Ended
                                                                 March 31        June 30, September 30,
                                                                   1997           1997      1997
         Weighted average shares used in basic and diluted
           net loss per share computation, as revised              870,855      879,036     899,607
                                                                  --------      -------     -------
         Basic and diluted net loss per share, as revised         $   2.19      $ (1.82)    $ (2.75)
                                                                  --------      -------     -------

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