Form 10QSB
period 1999-03-31
QUERYOBJECT SYSTEMS CORP
filed 1999-05-17
CIK 855743

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-13587


                         QUERYOBJECT SYSTEMS CORPORATION
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

         As of April 30, 1999 there were 6,492,985 shares of the Registrant's common stock outstanding.



          Transitional Small Business Disclosure Format. Yes / / No /X/

                         QUERYOBJECT SYSTEMS CORPORATION

                                   FORM 10-QSB

                                      INDEX
PART I.   FINANCIAL INFORMATION

PAGE

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheet
          As of March 31, 1999 (unaudited)................................. 3

          Condensed Consolidated Statement of Operations
          For the three months ended March 31, 1999 and 1998 (unaudited)... 4

          Condensed Consolidated Statement of Cash Flows
          For the three months ended March 31, 1999 and 1998 (unaudited)... 5

          Notes to the Condensed Consolidated Financial Statements......... 6

Item 2.   Management's Discussion and Analysis or Plan of Operation........ 7

PART II.  OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds........................19

Item 6.   Exhibits and Reports on Form 8-K.................................19

SIGNATURES.................................................................20

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                         QUERYOBJECT SYSTEMS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                      March 31,
                                                                       1999
ASSETS
Current assets
     Cash and cash equivalents ...............................     $    428,870
     Accounts receivable, net of allowance for doubtful
           accounts of $46,000 ...............................          247,040


     Prepaid expenses and other current assets ...............          173,343
                                                                   ------------

           TOTAL CURRENT ASSETS ..............................          849,253

Property and equipment, net ..................................          865,247
Deposits and other assets ....................................           75,209
                                                                   ------------
                TOTAL ASSETS .................................     $  1,789,709
                                                                   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Accounts payable ........................................     $    361,505
     Accrued expenses ........................................          653,704
     Deferred revenue ........................................           58,602
     Deferred rent ...........................................           15,370
     Capital lease obligations due within one year ...........          180,077

           TOTAL CURRENT LIABILITIES .........................        1,269,258

Capital lease obligations ....................................          125,075
Deferred rent ................................................          251,455
                                                                   ------------
           TOTAL LIABILITIES .................................        1,645,788
                                                                   ============

Stockholders' equity
     Preferred stock, $.001 par value:
           2,000,000 shares authorized;
           1,681,625 and 96,750 shares of
           Series A and B, respectively,
           issued and outstanding ............................            1,778
     Common stock, $0.001 par value:
           30,000,000 shares
           authorized; 6,068,485 shares
           issued and outstanding ............................            6,068
     Additional paid-in capital ..............................       37,266,068
     Accumulated deficit .....................................      (37,129,993)
                                                                   ------------
           TOTAL STOCKHOLDERS' EQUITY ........................          143,921
                                                                   ------------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ........     $  1,789,709
                                                                   ============

     See accompanying Notes to Condensed Consolidated Financial Statements.

                         QUERYOBJECT SYSTEMS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                              1999            1998
Revenues
     Software licenses ....................                              $    50,000    $    75,000
     Maintenance ..........................                                   26,189         36,861
                                                                         -----------    -----------
              TOTAL REVENUES ..............                                   76,189        111,861
Cost of revenues
     Software licenses ....................                                    2,050            750
     Maintenance ..........................                                   18,988         24,756
                                                                         -----------    -----------

              TOTAL COST OF REVENUES ......                                   21,038         25,506
                                                                         -----------    -----------

Gross Profit ..............................                                   55,151         86,355
                                                                         -----------    -----------

Operating expenses
     Sales and marketing .................                                   888,684      1,327,218
     Research and development ............                                   532,031        566,417
     General and administrative ..........                                   347,124        450,001
                                                                         -----------    -----------

              TOTAL OPERATING EXPENSES....                                 1,767,839      2,343,636
                                                                         -----------    -----------

LOSS FROM OPERATIONS .....................                                (1,712,688)    (2,257,281)

Interest income ...........................                                    9,249         63,341
Interest expense ..........................                                  (14,098)       (41,412)
  Other expense............................                                       --           (231)
                                                                         -----------    -----------

NET LOSS ..................................                              $(1,717,537)   $(2,235,583)
                                                                         -----------    -----------

Basic and diluted net loss per common share                              $      (.31)   $      (.44)
                                                                         -----------    -----------

Weighted average shares used in per share
     computation (Note 2) .................                                5,484,345      5,116,626
                                                                         -----------    -----------


     See accompanying Notes to Condensed Consolidated Financial Statements.

                         QUERYOBJECT SYSTEMS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                 THREE MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                          1999                        1998

Cash flows from operating activities
     Net loss     ..........................................................         $ (1,717,537)               $ (2,235,583)
     Adjustments to reconcile net loss to net cash used in
      operating activities
       Depreciation and amortization.......................................                36,583                     106,580
       Gain on sale of computer equipment..................................                    --                         231
       Options issued for consulting services..............................               137,330                          --
       Changes in operating assets and liabilities
          Accounts receivable, net........................................                 29,487                     251,594
          Prepaid expenses and other current assets.......................                 (5,592)                    (32,538)
          Deposits and other assets.......................................                  5,822                       3,906
          Accounts payable and accrued expenses...........................               (262,567)                   (215,439)
          Deferred rent...................................................                 (3,003)                        224
          Deferred revenue................................................                (26,189)                     43,597
                                                                                     ------------                ------------

      NET CASH USED IN OPERATING ACTIVITIES.................................           (1,805,666)                 (2,077,428)
                                                                                     ------------                ------------

Cash flows from investing activities
     Loan receivable from stockholder.......................................                   --                     (65,000)
     Acquisitions of property and equipment.................................              (14,589)                    (45,964)
     Purchase of restricted certificate of deposit..........................                   --                      (9,221)
                                                                                     ------------                ------------

      NET CASH USED IN INVESTING ACTIVITIES.................................              (14,589)                   (120,185)
                                                                                     ------------                ------------

Cash flows from financing activities
     Proceeds from issuance of  common stock................................              341,250                       9,185
     Collection of stock subscriptions receivable, net......................            1,396,000                          --
     Repayment of loan payable to stockholders..............................                   --                     (30,000)
     Repayment of notes payable.............................................             (300,000)                         --
     Payments of capital lease obligations..................................              (42,143)                    (61,920)
                                                                                     ------------                ------------

      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                               1,395,107                     (82,735)
                                                                                     ------------                ------------

Net decrease in cash and cash equivalents...................................             (425,148)                 (2,280,348)


Cash and cash equivalents at beginning of year..............................              854,018                   5,437,350
                                                                                     ------------                ------------

Cash and cash equivalents at end of period..................................         $    428,870                $  3,157,002
                                                                                     ============                ============

     See accompanying Notes to Condensed Consolidated Financial Statements.

                         QUERYOBJECT SYSTEMS CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.          BASIS OF PRESENTATION

            The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company's financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. The results of operations for the period ended March 31, 1999 are not necessarily indicative of the results to be expected for any subsequent quarter, or for the entire fiscal year ending December 31, 1999, or for any future period.

2.          NET LOSS PER SHARE

            Basic net loss per share is computed by dividing net loss for the period by the sum of the weighted average number of shares of common stock outstanding. Options and warrants to acquire common stock and the Series A and B Convertible Preferred Stock have not been included in the computation of net loss per share because to do so would have been antidilutive for the periods presented.

3.          SUPPLEMENTAL CASH FLOW INFORMATION

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                       1999             1998


Interest paid during the period...............      $ 24,240        $  31,696

4.          USE OF ESTIMATES

            The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

5.          LIQUIDITY AND BUSINESS RISKS

            The Company has incurred operating losses since inception, has incurred negative cash flows from operating activities, has negative working capital and had an accumulated deficit of $37,129,993 and $35,412,456 as of March 31, 1999 and December 31, 1998, respectively. The Company has had a limited operating history as a software product company and has not made significant sales of its products, therefore, revenues are difficult to predict. The Company anticipates that its cash and cash equivalent balances at March 31, 1999 will be insufficient to satisfy its operating cash flow requirements in the foreseeable future. Accordingly, the Company will seek to sell additional equity or convertible debt securities, however, there can be no assurances that the Company will be successful in raising additional funds. See "Risk Factors

That May Affect Future Results - Negative Working Capital; Need for Additional Funding". The sale of additional equity or convertible debt securities will result in additional dilution to the Company's stockholders.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

            THE DISCUSSION IN THIS REPORT ON FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "RISK FACTORS" IN THIS PART I, ITEM 2 AS WELL AS THOSE DISCUSSED IN THIS SECTION AND ELSEWHERE IN THIS REPORT, AND THE RISKS DISCUSSED IN "RISK FACTORS" IN PART I, ITEM 1 - BUSINESS, INCLUDED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 1998.

            THE DISCUSSION AND ANALYSIS BELOW SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY AND THE NOTES THERETO, INCLUDED ELSEWHERE HEREIN.

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

            To date, the Company has incurred substantial losses from operations, and at March 31, 1999, had an accumulated deficit of $37,129,993. The Company expects to incur substantial operating expenses in the future to support its product development efforts, establish and expand its domestic and international sales and marketing capabilities, including recruiting additional indirect channel partners, and support and expand its technical and management personnel and organization.

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

RESULTS OF OPERATIONS

            The following table sets forth certain items in the Company's consolidated statements of operations for the three months ended March 31, 1999 and 1998 ($ in thousands):


                                                                   THREE MONTHS ENDED
                                                                       MARCH 31,
                                                              1999                     1998
                                                              ----                     ----
REVENUES
     Software licenses..................................   $    50               $       75
     Maintenance........................................        26                       37
                                                           -------               ----------
           TOTAL REVENUES...............................        76                      112
                                                           -------               ----------

Cost of revenues
     Software licenses..................................         2                        1
     Maintenance........................................        19                       25
                                                           -------               ----------

           TOTAL COST OF REVENUES.......................        21                       26
                                                           -------               ----------
GROSS PROFIT............................................        55                       86
                                                           -------               ----------

Operating expenses
     Sales and marketing................................       889                    1,327
     Research and development...........................       532                      566
     General and administrative.........................       347                      450
                                                           -------               ----------
           TOTAL OPERATING EXPENSES.....................     1,768                    2,343
                                                           -------               ----------

LOSS FROM OPERATIONS....................................    (1,713)                  (2,257)
     Interest income....................................         9                       63
     Interest expense...................................       (14)                     (42)
                                                           -------               ----------
NET LOSS................................................   $(1,718)              $   (2,236)
                                                           =======               ==========

REVENUES

            The Company's license revenues have been generated from sales of QUERYOBJECT SYSTEM. Maintenance revenues consist of ongoing support and products updates and are recognized ratably over the term of the contract, which is typically twelve months.

            Total revenues decreased by $36,000, or 32%, from $112,000 for the three months ended March 31, 1998 ("1998") to $76,000 for the three months ended March 31, 1999 ("1999"). License revenues for 1999 and 1998 were the result of one license sale in each quarter. Maintenance revenue decreased by $11,000, or 30%, from $37,000 in 1998 to $26,000 in 1999, primarily due to non-renewal of certain maintenance agreements.

COST OF REVENUES

            Cost of software license revenues consists primarily of royalties, product packaging, documentation and production costs. Cost of software license revenues increased as a percentage of software license revenues from 1.0% in 1998 to 4.1% in 1999, primarily due to royalties due to a third party for 1999 shipments. Cost of maintenance revenues consist primarily of customer support costs. Cost of maintenance revenues increased as a percentage of maintenance revenues from 67% in 1998 to 72% in 1999, primarily due to the lower revenue base.

OPERATING EXPENSES

            SALES AND MARKETING. Sales and marketing expenses consist primarily of personnel costs, including sales commissions and incentives of all personnel involved in the sales and marketing process, as well as related recruiting costs, public relations, consulting expense, advertising related costs, collateral material and trade shows. Sales and marketing expenses decreased by $438,000, or 33%, from $1,327,000 in 1998 to $889,000 in 1999, primarily due to reduced sales, personnel related costs, marketing expenses and recruiting fees. The Company believes that its sales and marketing expenses will increase in absolute dollars as the Company increases promotion and other marketing expenses.

            RESEARCH AND DEVELOPMENT.  Research and development expenses consist primarily of salaries and other personnel related expenses, recruiting costs associated with the hiring of software engineers and quality assurance personnel, consultant costs and depreciation of development equipment. Research and development expenses decreased by $34,000, or 6%, from $566,000 in 1998 to $532,000 in 1999, primarily due to a decrease in consultant costs and personnel related expense. The Company believes that a significant level of investment for product research and development is required to remain competitive and, accordingly, the Company anticipates that it will continue to devote substantial resources to product research and development and that these costs will increase in absolute dollars. To date, all research and development costs have been expensed as incurred.

            GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of personnel costs for finance, MIS, human resources and general management, as well as insurance and professional expenses. General and administrative expenses decreased by $103,000, or 23%, from $450,000 in 1998 to $347,000 in 1999, primarily due to a decrease in personnel related costs. The Company believes that its general and administrative expenses will increase in absolute dollars as it incurs additional costs including investor relations programs.

INTEREST INCOME AND INTEREST EXPENSE

            Interest income represents income earned on the Company's cash and cash equivalents. Interest income decreased by $54,000, or 86%, from $63,000 in 1998 to $9,000 in 1999, primarily due to a lower level of cash and cash equivalents on deposit during 1999.

            Interest expense generally represents charges relating to the H.C.C. Financial Services Loan Agreement (the "Loan Agreement") and interest expense on capital equipment leases. Interest expense decreased by $28,000, or 67%, from $42,000 in 1998 to $14,000 in 1999. This decrease was primarily due to the repayment of the outstanding balance of the Loan Agreement in October 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

            On November 25, 1997, the Company consummated its initial public offering ("IPO") whereby it sold 2,500,000 shares of Common Stock and received approximately $12,470,000 of cash, net of underwriting discounts, commissions and other offering costs. The Company immediately repaid $5,100,000 plus accrued interest due on bridge and interim financings payable. Upon completion of the IPO, all outstanding shares of then outstanding preferred stock (a total of approximately 1,697,000 shares) were converted into shares of Common Stock.

            The IPO prospectus indicated that the Company believed that the proceeds of the IPO together with then existing resources and cash anticipated to be generated from operations would be sufficient to satisfy the Company's cash requirements for at least 14 months after the completion of the IPO. However, as of September 30, 1998 (approximately 10 months after the IPO), the Company had negative working capital of $1,744,000. The variance between the Company's expectations at the time of the IPO and the Company's analysis of its cash position was primarily due to lower than expected sales of the Company's products. The Board of Directors of the Company considered various means of procuring additional financing and determined that a private offering of the Company's securities would be in the best interests of the Company.

            As a result, in October and November 1998, the Company had the initial closing of two private placements -- the Series A Private Placement and the Series B Private Placement. The Series A Private Placement consisted of 1,750,000 Units (the "Series A Units") with a gross sales price of $3,500,000. The Series B Private Placement consisted of 10 Units (the "Series B Units") with a gross sales price of $1,000,000. Each Series A Unit consisted of one share of Series A Convertible Preferred Stock ("Series A Preferred Stock") and a warrant to purchase 2.5 shares of Common Stock at a per share exercise price equal to $.50. Each Series B Unit consisted of 10,000 shares of Series B Convertible Preferred Stock ("Series B Preferred Stock") and warrants to purchase an aggregate of 125,000 shares of Common Stock at a per share exercise price equal to $.50. The Series A Units were sold at a purchase price of $2.00 per Unit and each share of Series A Preferred Stock share is convertible into four shares of Common Stock. The Series B Units were sold at a purchase price of $100,000 per Unit and each share of Series B Preferred

Stock is convertible into twenty shares of Common Stock. The effective purchase price, on a Common Stock equivalent basis was $.50 per common share, which represented a discount from the fair market value of the Company's Common Stock on the various dates of issuance. The Company consummated the final closing on each of the Series A Private Placement and the Series B Private Placement in February 1999 and received an aggregate of (1) $3,181,000 from the Series A Private Placement (after deduction of commissions and expenses payable to the placement agent) and (ii) $814,000 from the Series B Private Placement (after deduction of commissions and expenses payable to the placement agent). The Company has also received $534,050 from the exercise of warrants granted in the Series A Private Placement and Series B Private Placement, of which $341,250 was received in the three months ended March 31, 1999.

            In connection with the Series A and Series B Private Placements, the placement agent was granted an option to purchase additional Series A and Series B Units equal to 10% of the Series A and Series B Units sold and received a commission and non-accountable expense allowance equal to 5.6% and 9.3% respectively, of the gross proceeds received by the Company.

            As of March 31,  1999,  the  Company  had  $429,000 in cash and cash equivalents and a working capital deficit of $420,000. Net cash used in operating activities was $1,806,000 and $2,077,000 in 1999 and 1998, respectively. For 1999, net cash used in operating activities was primarily attributable to a net loss of $1,718,000, less depreciation, amortization and consulting expenses of $174,000 and a decrease in accounts payable and accrued expenses of $263,000. For 1998, net cash used in operating activities was primarily attributable to a net loss of $2,236,000, less depreciation and amortization of $107,000. Net cash provided by financing activities was
$1,395,000 in 1999, primarily as a result of the collection of stock subscription receivables and the exercise of common stock purchase warrants.

            The Company does not currently have a line of credit with a commercial bank. As of December 31, 1998, the Company's principal commitments consisted of obligations under operating and capital leases and employment agreements. At that date, the Company had approximately $347,000 in outstanding borrowings under capital leases which are payable through 2001. Pursuant to employment agreements with executive officers of the Company, the Company is obligated to pay $262,000 and $0 in salaries for the years ended December 31, 1999 and 2000, respectively.

            As of March 31, 1999, the Company had a deficit in working capital of $420,000. During 1999, the Company received $1,396,000 in working capital from the proceeds of the 1998 Private Placement and $534,050 from the exercise of warrants granted in the 1998 Private Placement, of which $192,800 was received subsequent to March 31, 1999. The Company has incurred operating losses since inception, has incurred negative cash flows from operating activities and had an accumulated deficit of $37,129,993 as of March 31, 1999. The Company has had a limited operating history as a software product company and has not made significant sales of its products. Therefore, revenues are difficult to predict. The Company anticipates that its current cash and cash equivalent position will be insufficient to satisfy its liquidity requirements, and as a result, the Company is seeking to sell additional equity securities. See "Risk Factors That May Affect Future Results - Negative Working Capital; Need for Additional Funding". The sale of additional equity securities will result in additional dilution to the Company's stockholders.

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

            NEGATIVE WORKING CAPITAL; NEED FOR ADDITIONAL FUNDING: At March 31, 1999, we had negative working capital of $420,005. We have had a limited operating history as a software product company, have not made significant sales of our products and our revenues are difficult to predict.

            We sold securities in private placements in October and November 1998 so that we could continue operations. In the private placements, we received conditional commitments to purchase $4,500,000 of units consisting of convertible preferred stock and warrants to purchase common stock, of which payment for all of the units had been made as of February 1999. We received net proceeds of approximately $3,995,000 from such private placements (of which $1,396,000 was received subsequent to December 31, 1998). During 1999, we also received proceeds of $521,750 from the exercise of warrants granted in such private placements. However, given our continued operating losses, we will need additional financing to continue operations. Our current projections indicate that our current cash and cash equivalent position will be insufficient to satisfy our liquidity requirements. Except as provided in the next paragraph, we have no commitments, agreements or understandings regarding additional financings and we may be unable to obtain additional financing.

            We are in discussions with a placement agent relating to a proposed private placement (the "Series C Private Placement") of a minimum of 10 and a maximum of 30 units (the "Units") at a purchase price of $100,000 per unit. Each Unit would consist of 100 shares of newly-created Series C Convertible Preferred Stock, $.001 par value (the "Series C Preferred Stock"), and a Common Stock Purchase Warrant (the "Warrant") to purchase 100,000 shares of Common Stock. If all 30 Units were to be sold, we could in our discretion determine to sell up to an additional 15 Units on the same terms and conditions as those prepared to be offered. It is currently anticipated that each share of Series C Preferred Stock would be convertible into such number of shares of Common Stock as is equal to the quotient obtained by dividing $1,000 by the fair market value of the Common Stock, i.e., the average closing price of the Common Stock in the principal securities market in which it is then traded for the five trading days immediately preceding the date of the initial closing of the offer. Assuming a fair market value of $.75 per share, a share of Series C Preferred Stock would initially be convertible into 1,333 shares of Common Stock. The Warrants would have a term of 2 1/2 years and would be exercisable at a per share price equal to the fair market value of the Common Stock. We are unable to predict whether the Series C Private Placement will be consummated and based on discussion with the placement agent and market conditions, the terms of the Series C Private Placement may change.

            ACCUMULATED DEFICIT; HISTORICAL AND PROJECTED FUTURE OPERATING LOSSES; GOING CONCERN QUALIFICATION IN INDEPENDENT ACCOUNTANTS' REPORT: At March 31, 1999, our accumulated deficit was $37,129,993. For the three months ended March 31, 1999 and the fiscal years ended December 31, 1998, and 1997, we incurred net losses of $1,717,537, $7,294,032 and $10,563,484, respectively. We have incurred a net loss in each year of our existence, and have financed our operations primarily through sales of equity and debt securities. Our expense levels are high and our revenues are difficult to predict. The independent accountants' report on our financial statements for the year ended December 31, 1998 states that our recurring losses from operations, our deficiencies in working capital and stockholders' equity, and negative cash flow from operating activities raise substantial doubt about our ability to continue as a going concern.

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

            o  product and price competition in our industry

            o our success in expanding our direct sales force and establishing indirect channel partners

            o  our ability to develop and market products and control costs

            o the percentage of our revenues that is derived from indirect channel partners

            LIMITED OPERATING HISTORY; LACK OF SUBSTANTIAL REVENUE: We have a limited operating history as a software product company and have made only limited sales of our products. Our total revenues for the year ended December 31, 1998 and for the three months ended March 31, 1999 were $928,505 and $76,189, respectively. Prior to 1997, our revenues were derived primarily from contract data analysis services, which we no longer provide.

            DEPENDENCE UPON QUERYOJECT SYSTEM; UNCERTAIN MARKET ACCEPTANCE OF QUERYOBJECT SYSTEM: Substantially all of our revenues for the foreseeable future are expected to be derived from sales of QUERYOBJECT SYSTEM. Between January 1, 1995 and March 31, 1999, we had software product revenue from only 16 QUERYOBJECT SYSTEM installations, including those sold pursuant to reseller agreements for the resellers' own use. We only recently commenced an integrated marketing effort for our products. Our future financial performance will depend upon the successful introduction and customeracceptance of QUERYOBJECT SYSTEM and the development of new and enhanced versions of the product. If we fail to achieve broad market acceptance of QUERYOBJECT SYSTEM, it would have a material adverse effect on our business, operating results and financial condition.

            NASDAQ DELISTING; POTENTIALLY LIMITED TRADING MARKET: Effective with the close of business on May 6, 1999, our Common Stock was delisted from the Nasdaq SmallCap Market ("Nasdaq") because of our inability to comply with certain maintenance standards required for continued listing on Nasdaq, including the net tangible asset requirement. We fell out of compliance primarily as a result of continued losses during 1998.

            Now that the Common Stock has been delisted from Nasdaq, trading in the Common Stock is conducted on the OTC Bulletin Board and may continue to be conducted on the Boston Stock Exchange. The Boston Stock Exchange has notified us that we may not meet such exchange's continuing listing requirements with regard to net tangible assets and that it will delist the Common Stock if we have less than $500,000 in net tangible assets. We will be unable to maintain at least $500,000 in net tangible assets without additional financing. The Boston Stock Exchange has advised us that the Common Stock can temporarily continue to be traded on the Boston Stock Exchange at least until May 28, 1999. At such time, we must advise the Boston Stock Exchange whether the offering of Series C Preferred Stock has closed and how much proceeds we will receive from such offering. Based on such information and our financial condition at such time, the Boston Stock Exchange may determine to delist the Common Stock even if we receive proceeds from the offering of Series C Preferred Stock.

            If the Common Stock is delisted from the Boston Stock Exchange, the Common Stock could be considered a penny stock. SEC regulations generally define a penny stock to be an equity security that is not listed on Nasdaq or a national securities exchange and that has a market price of less than $5.00 per share, subject to certain exceptions. The regulations of the SEC would require broker-dealers to deliver to a purchaser of Common Stock a disclosure schedule explaining the penny stock market and the risks associated with it. Various sales practice requirements are also imposed on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). In addition, broker-dealers must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. If our Common Stock is traded only on the OTC Bulletin Board and becomes subject to the regulations applicable to penny stocks, investors may find it more difficult to obtain timely and accurate quotes and execute trades in the Common Stock.

            USE OF INDIRECT CHANNEL PARTNERS TO INCREASE SALES: As part of our sales and marketing efforts, we are seeking to develop strategic relationships with indirect channel partners, such as original equipment manufacturers and value-added resellers, to increase the number of our customers. We currently are investing, and intend to continue to invest, significant resources to develop indirect channel partners. Our results of operations will be adversely affected if we are unable to attract indirect channel partners to market our products effectively and provide timely and cost effective customer support and service. If we successfully sell products through these sales channels, the lower unit prices we expect to receive for such sales will result in our gross margins being lower than if we had sold those products through our direct sales force.

            DEPENDENCE ON SIGNIFICANT CUSTOMERS: For the three months ended March 31, 1999, one customer accounted for 66%, and for the fiscal year ended December 31, 1998, four customers accounted for 80%, of our total revenues. We are unsure if we will realize significant future revenues from any of these customers. We also expect that for the foreseeable future a relatively small number of customers and value added resellers will account for a significant percentage of our revenues. The loss of any such customer would have a material adverse effect on our operating results and financial condition.

            DEPENDENCE UPON KEY PERSONNEL; NEED TO INCREASE SALES, MARKETING, DEVELOPMENT AND TECHNICAL PERSONNEL: Our future performance depends in significant part upon the continued service of key technical, sales and senior management personnel. The loss of the services of one or more of our key employees, in particular, Robert Thompson, our President and Chief Executive Officer, or Daniel M. Pess, our Chief Operating and Financial Officer, could have a material adverse effect on our business, operating results and financial condition. We have an employment agreement with Mr. Thompson that expires in October 1999, and an employment agreement with Mr. Pess that expires in May 1999. We are unsure if we will be able to agree with either of Messrs. Thompson or Pess on the terms of extensions to their employment agreements prior to the expiration of these agreements.

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

            LACK OF PROPRIETARY TECHNOLOGY PROTECTION; RISKS OF INFRINGEMENT: We rely primarily on a combination of trade secrets, confidentiality agreements and contractual provisions to protect our proprietary technology. We license rather than sell our software and require licensees to enter into license agreements that impose certain restrictions on their ability to utilize the software. In addition, we seek to avoid disclosure of our trade secrets, including but not limited to requiring those persons with access to our proprietary information to execute confidentiality agreements and restricting access to our source code. These steps afford only limited protection. We have no patents or patent applications pending. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. Policing unauthorized use of our products may be difficult and costly, and software piracy may become a persistent problem. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States. We are unable to predict whether our means of protecting our proprietary rights will be adequate or whether competitors will independently develop the same technology.

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

            INTERNATIONAL OPERATIONS: Our international sales for the three months ended March 31, 1999 and for the fiscal year ended in 1998, were approximately 66% and 17% of our total revenue, respectively. We intend to expand our international operations and to enter additional international markets, which will require significant management attention and financial resources and could adversely affect our business, operating results or financial condition. To expand international sales successfully, we must establish additional foreign operations, hire additional personnel and recruit additional international resellers and distributors. If we are unable to do so in a timely manner, our growth, if any, in international sales will be limited, and our business, operating results and financial condition could be materially adversely affected. We anticipate that our international sales, if any, will be denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and, therefore, potentially less competitive in those markets. Additional risks inherent in our future international business activities generally include:

            o    unexpected changes in regulatory requirements

            o    tariffs and other trade barriers

            o    costs of localizing products for foreign countries

            o    longer accounts receivable payment cycles

            POSSIBLE VOLATILITY OF SECURITIES PRICES: The market price of our common stock has in the past been, and may in the future continue to be, volatile. For instance, between January 1, 1998 and May 10, 1999, the closing price of our common stock has ranged between $.47 and $5.50. The volatility of the market price of our common stock may further increase now that our common stock has been delisted from Nasdaq. A variety of events may cause the market price of our common stock to fluctuate significantly, including:

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

            ISSUANCE OF PREFERRED STOCK; ANTI-TAKEOVER PROVISIONS: Our Board of Directors has the authority, without further action by the stockholders, to issue 41,025 shares of preferred stock on such terms and with such rights, preferences and designations, including, without limitation restricting dividends on our common stock, dilution of the voting power of our common stock and impairing the liquidation rights of the holders of our common stock, as the Board may determine without any vote of the stockholders. Issuance of such preferred stock, depending upon the rights, preferences and designations thereof may have the effect of delaying, deterring or preventing a change in our control. In addition, certain "anti-takeover" provisions of the Delaware General Corporation Law, among other things, may restrict the ability of our stockholders to authorize a merger, business combination or change of control.

            FORWARD LOOKING STATEMENTS AND ASSOCIATED RISKS: Certain forward-looking statements, including statements regarding our expected
financial  position,   business  and  financing  plans  are  contained  in  this
prospectus or are incorporated in documents annexed as exhibits to this prospectus. These forward-looking statements reflect our views with respect to future events and financial performance. The words, "believe," "expect," "plans" and "anticipate" and similar expressions identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from such expectations are disclosed in this prospectus. All subsequent written and oral forward-looking statements attributable to us are expressly qualified in their entirety by the cautionary statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligations to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART II.       OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

            As described under "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources," the Company has closed on the Series A Private Placement and the Series B Private Placement. The sale of the securities in the Series A Private Placement and the Series B Private Placement was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. Southeast Research Partners, Inc. acted as the placement agent of the Series A Private Placement and the Series B Private Placement. For more information relating to the Series A Private Placement and the Series B Private Placement (including the conversion or exercise terms of the securities issued in the Private Placements), please see "Management"s Discussion and Analysis of Plan of Operation - Liquidity and Capital Resources."

            During the three months ended March 31, 1999, the Company issued an aggregate of 263,000 shares of Common Stock pursuant to the conversion of Series A Preferred Stock and Series B Preferred Stock. The Company also issued an aggregate of 672,500 shares of Common Stock pursuant to the exercise of Warrants granted in the Series A Private Placement and the Series B Private Placement. The Warrants had an exercise price of $.50 per share of Common Stock. The issuance of the shares of Common Stock upon the conversion of the Series A Preferred Stock and the Series B Preferred Stock and the exercise of the Warrants was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              Statement of Computation of Net Income Per Share (Exhibit 11.1)

              Financial Data Schedule (Exhibit 27.1)

         (b)  Reports of Form 8-K

              No Reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: May 13, 1999    QUERYOBJECT SYSTEMS CORPORATION



                       By: /s/ Daniel M. Pess
                           -----------------------------------------------------
                          Executive Vice President, Chief Operating Officer and Chief Financial Officer Principal Financial Officer and Principal Accounting Officer)