Form 10QSB
period 1999-06-30
QUERYOBJECT SYSTEMS CORP
filed 1999-08-16
CIK 855743

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999


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



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         As of July 31, 1999 there were 7,073,647 shares of the Registrant's common stock outstanding.

Transitional Small Business Disclosure Format.  Yes / /   No / /

                         QUERYOBJECT SYSTEMS CORPORATION

                                   FORM 10-QSB

                                      INDEX



PART I.    FINANCIAL INFORMATION                                            PAGE

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheet
           As of June 30, 1999 (unaudited)................................... 3

           Condensed Consolidated Statement of Operations
           For the three months and six months ended June 30, 1999
           and 1998 (unaudited)...............................................4

           Condensed Consolidated Statement of Cash Flows
           For the six months ended June 30, 1999 and 1998 (unaudited)....... 5

           Notes to the Condensed Consolidated Financial Statements.......... 6

Item 2.    Management's Discussion and Analysis or Plan of Operation......... 9

PART II.   OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds.........................21

Item 4.    Submission of Matters to a Vote of Security Holders...............21

Item 5.    Other Information.................................................22

Item 6.    Exhibits and Reports on Form 8-K..................................23

SIGNATURES...................................................................24

Part I.

Item 1.                    Financial Statements


                         QUERYOBJECT SYSTEMS CORPORATION

                                   (Unaudited)

                                                                        June 30,
                                                                         1999
ASSETS
Current assets
   Cash and cash equivalents ....................................    $   283,503
   Accounts receivable, net of allowance for doubtful
      accounts of $70,000 .......................................        825,371


      Prepaid expenses and other current assets .................        253,724
                                                                    ------------
          Total current assets ..................................      1,362,598

Property and equipment, net .....................................        818,670
Deposits and other assets .......................................         68,616
                                                                    ------------
          Total assets ..........................................   $  2,249,884
                                                                    ------------

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
   Accounts payable .............................................   $    874,069
   Accrued expenses .............................................        850,854
   Deferred revenue .............................................        144,060
   Deferred rent ................................................         10,247
   Capital lease obligations due within one year ................        180,964
                                                                    ------------
          Total current liabilities .............................      2,060,194

Deferred rent ...................................................        251,455
Capital lease obligations .......................................         80,787
                                                                    ------------
          Total liabilities .....................................      2,392,436
                                                                    ------------
Stockholders' deficit
   Preferred stock, $.001 par value, 4,000,000 shares authorized;
      1,650,500, 95,500 and 1,000 shares of Series A, B and C,
      respectively, issued and outstanding ......................          1,747
   Common stock, $0.001 par value: 60,000,000 shares
      authorized; 6,805,997 shares issued and outstanding .......          6,806
   Additional paid-in capital ...................................     38,514,209
   Accumulated deficit ..........................................    (38,665,314)
                                                                    ------------
          Total stockholders' deficit ...........................       (142,552)

          Total liabilities and stockholders' deficit ...........   $  2,249,884
                                                                    ------------

     See accompanying Notes to Condensed Consolidated Financial Statements.

                         QUERYOBJECT SYSTEMS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                                         Three Months Ended               Six Months Ended
                                                                               June 30,                       June 30,
                                                                       1999             1998           1999            1998
Revenues
     Software licenses............................................$   503,200      $    60,000     $   553,200      $  135,000
     Services and maintenance.....................................     26,905           24,165          53,094          61,026
                                                                  -----------     -----------    -------------     -----------
               Total revenues.....................................    530,105           84,165         606,294         196,026

Cost of revenues
     Software licenses                                                 20,128              750          22,178           1,500
     Services and maintenance.....................................     18,870           21,155          37,858          45,911
                                                                  -----------     -----------    -------------     -----------
               Total cost of revenues.............................     38,998           21,905          60,036          47,411
                                                                  -----------     -----------    -------------     -----------
Gross profit                                                          491,107           62,260         546,258         148,615
                                                                  -----------     -----------    -------------     -----------
Operating expenses
     Sales and marketing                                              961,289        1,141,228       1,849,974       2,468,446
     Research and development.....................................    707,596          614,839       1,239,627       1,181,256
     General and administrative...................................    345,392          400,729         692,516         850,730
                                                                  -----------     -----------    -------------     -----------
               Total operating expenses...........................  2,014,277        2,156,796       3,782,117       4,500,432
                                                                  -----------     -----------    -------------     -----------
Loss from operations.............................................. (1,523,170)      (2,094,536)     (3,235,859)     (4,351,817)

Interest income...................................................      2,063          38,024           11,312         101,365
Interest expense..................................................    (12,923)        (35,924)         (27,022)        (77,336)
Other (expense) income............................................     (1,288)             25           (1,288)           (206)
                                                                  -----------     -----------    -------------     -----------
Net loss..........................................................$(1,535,318)    $(2,092,411)   $  (3,252,857)    $(4,327,994)
                                                                  ===========     ===========    =============     ===========


Basic and diluted net loss per common share.......................$      (.24)    $      (.41)   $        (.54)    $      (.85)
                                                                  -----------     -----------    -------------     -----------
Weighted average shares used in per share
     computation (Note 2).........................................  6,467,380       5,120,519        5,978,579       5,118,580
                                                                  ===========     ===========    =============     ===========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                         QUERYOBJECT SYSTEMS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                         Six Months Ended
                                                                                            June 30,
                                                                                      1999             1998

Cash flows from operating activities
      Net loss                                                                  $ (3,252,857)     $(4,327,994)
      Adjustments to reconcile net loss to net cash used in operating activities
      Depreciation and amortization                                                  219,849          204,864
      Write-off of computer equipment                                                  1,288               --
      Loss on sale of computer equipment                                                  --              206
      Options issued for consulting services                                         257,652           76,499
      Changes in assets and liabilities
          Accounts receivable, net                                                  (548,844)         341,087
          Prepaid expenses and other current assets.....................            (215,973)         (31,286)
          Deposits and other assets.....................................              12,415            3,822
          Accounts payable and accrued expenses.........................             438,148         (465,976)
          Deferred rent.................................................              (8,127)             448
          Deferred revenue..............................................              59,269           28,716

          Net cash used in operating activities.........................           3,037,180)      (4,169,614)
                                                                                -----------       -----------
Cash flows from investing activities
      Release of restricted certificate of deposit......................                  --          296,213
      Loan receivable from stockholder..................................                  --          (65,000)
      Acquisitions of property and equipment............................             (78,564)         (88,408)
      Repayment of stockholder loan.....................................              65,000               --
      Purchase of restricted certificate of deposit.....................                  --          (16,827)
                                                                                -----------       -----------

          Net cash (used in) provided by investing activities...........             (13,564)         125,978
                                                                                -----------       -----------
Cash flows from financing activities
      Proceeds from exercise of  common stock warrants and options......             635,256           10,384
      Proceeds from issuance of preferred stock, net....................             834,517               --
      Collection of stock subscriptions receivable, net.................           1,396,000               --
      Repayment of notes payable to stockholders........................            (700,000)        (326,213)
      Payments of capital lease obligations.............................             (85,544)        (115,534)
      Proceeds from notes payable to stockholders.......................             400,000               --
      Repayment of loan receivable from stockholder.....................                  --           12,300
      Proceeds from sale-leaseback transaction..........................                  --           29,202
                                                                                -----------       -----------

          Net cash provided by (used in) financing activities...........           2,480,229         (389,861)
                                                                                -----------       -----------

Net decrease in cash and cash equivalents...............................           (570,515)       (4,433,497)


Cash and cash equivalents at beginning of year.........................             854,018         5,437,350
                                                                                -----------       -----------

Cash and cash equivalents at end of period.............................         $   283,503       $ 1,003,853
                                                                                -----------       -----------


     See accompanying Notes to Condensed Consolidated Financial Statements.

                         QUERYOBJECT SYSTEMS CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       Basis of Presentation

         The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company's financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. The results of operations for the period ended June 30, 1999 are not necessarily indicative of the results to be expected for any subsequent quarter, or for the entire fiscal year ending December 31, 1999, or for any future period.

2.       Net Loss Per Share

         Basic net loss per share is computed by dividing net loss for the period by the sum of the weighted average number of shares of common stock outstanding. Options and warrants to acquire common stock and the Series A, Series B and Series C Convertible Preferred Stock have not been included in the computation of net loss per share because to do so would have been antidilutive for the periods presented.

3.       Supplemental Cash Flow Information

                                                                      Six Months Ended
                                                                          June 30,
                                                                    1999          1998


    Interest paid during the period............................ $  37,163     $  78,752
    Common stock options issued for consulting services........   257,652        76,499

4.       Use of Estimates

         The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

5.       Liquidity and Business Risks

         The Company has incurred operating losses since inception, has incurred negative cash flows from operating activities, has negative working capital and had an accumulated deficit of $38,665,314 and $35,412,456 as of June 30, 1999 and December 31, 1998, respectively. The Company has had a limited operating history as a software product company and has not made significant sales of its products, therefore, revenues are difficult to predict. The Company anticipates that its cash and cash equivalent balances, after giving effect to the sale of Series C

Convertible Preferred Stock (the "Series C Preferred Stock") subsequent to June 30, 1999, may be insufficient to satisfy its operating cash flow requirements in the foreseeable future. As discussed in Note 6. below, the Company has sold a total of $3,730,000 (37.3 Units) of Series C Preferred Stock and will continue to sell additional Series C Preferred Stock until August 31, 1999 or until 45 Units are sold, whichever is earlier. However, there can be no assurances that the Company will be successful in raising additional funds. See "Risk Factors That May Affect Future Results" Negative Working Capital; Need for Additional Funding". The sale of additional equity securities will result in additional dilution to the Company's stockholders.

6.       Series C Convertible Preferred Stock

         On June 28, 1999, the Company had the initial closing of 10 Units (the "Units") of Series C Preferred Stock totaling $1,000,000 in a private placement (the "Series C Private Placement"). The Series C Private Placement provides for a minimum of 10 and a maximum of 45 Units at a purchase price of $100,000 per unit. Each Unit consists of 100 shares of newly-created Series C Convertible Preferred Stock, $.001 par value, and a Common Stock Purchase Warrant (the "Warrants") exercisable until December 28, 2001 to purchase 100,000 shares of Common Stock at an exercise price of $.8625 per share. In the initial closing of Series C Preferred Stock, the Company received net proceeds of $834,517 and issued 1,000 shares of Series C Preferred Stock that is convertible into 1,159,426 shares of Common Stock and Warrants to purchase 1,000,000 shares of Common Stock. Each share of Series C Preferred Stock is convertible into such number of shares of Common Stock as is equal to the quotient obtained by dividing $1,000 by the fair market value of the Common Stock, i.e., the average closing price of the Common Stock in the principal securities market in which it is then traded for the five trading days immediately preceding the date of the initial closing of the offering ($.8625).

         Subsequent to June 30, 1999, the Company had additional closings which totaled 27.3 Units or $2,730,000 of such securities receiving net proceeds of $2,519,650 and issued 2,730 shares of Series C Preferred Stock that is convertible into 3,165,218 shares of Common Stock and Warrants to purchase 2,730,000 shares of Common Stock. The Company will seek to sell the remaining
7.7 Units until August 31, 1999 unless it extends the termination date.

         In connection with the initial closing of the Series C Private Placement, the placement agent was granted an option to purchase that number of shares of Common Stock as equals 8% of the number of shares issuable upon the conversion of the Series C Preferred Stock and received a commission and non-accountable expense allowance equal to 7% of the gross proceeds received by the Company in the Series C Private Placement. The securities offered and sold in the Series C Private Placement have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States by the holders thereof absent registration or an applicable exemption from registration requirements. The Company is required to file a Registration Statement with respect to the underlying shares of Common Stock on or about September 27, 1999.
                                       7

         The following is a description of the Series C Preferred Stock:

         Stated Value. Each share of Series C Preferred Stock has a stated value (the "Stated Value") equal to $1,000.

         Liquidation Preference. Upon a liquidation of the Company (including a sale by the Company of all or substantially all of its assets or a merger or consolidation of the Company with another Company where the Company is not the surviving entity), the assets of the Company available for distribution to the stockholders of the Company (after payment or provision for liabilities of the Company), whether from capital, surplus or earnings, shall be distributed in the following order of priority: (i) first, to the holders of the Series A Preferred Stock and the Series B Preferred Stock to the extent of their liquidation preference, presently $2.00 per share and $10.00 per share, respectively: (ii) second, to the holders of the Series C Preferred Stock, prior and in preference to any distribution to the holders of any Junior Securities an amount equal to the Stated Value for each share of Series C Preferred Stock then outstanding and
(iii) third, to the holders of issued and outstanding Junior Securities, including shares of Common Stock.

         Ranking. The Series C Preferred Stock will rank junior to the Company's Series A Preferred Stock and Series B Convertible Preferred Stock with respect to rights on liquidation, dissolution or winding up of the Company. The Series C Preferred Stock will rank senior to all other classes and series of capital stock of the Company then existing or thereinafter authorized, issued or outstanding, including, without limitation, the Common Stock, and any other classes and series of capital stock of the Company then or thereinafter authorized, issued or outstanding.

         Dividends. The holders of the Series C Preferred Stock shall not be entitled to receive any stated amount of dividends, whether in cash or otherwise.

         Conversion. The holders of the Series C Preferred Stock have the right, subject to adjustment to protect against dilution, at the holder's option, at any time, to convert each share of Series C Preferred Stock into one thousand one hundred and fifty nine (1,159) shares of Common Stock.

         Voting. The holders of the Series C Preferred Stock are entitled to vote on all matters submitted for a vote to the stockholders of the Company. The holder of a share of Series C Preferred Stock is entitled to cast that number of votes as equals the number of votes entitled to be cast by a holder of the shares of Common Stock into which it is convertible as of the record date of the proposed stockholder action. The holders of the Series C Preferred Stock vote as a separate class on all matters upon which the Delaware General Corporation Law specifically requires the holders of such preferred stock to vote as a separate class.

         Warrants

         Each Warrant entitles the registered holder to purchase at anytime until December 28, 2001, 100,000 shares of Common Stock, subject to adjustment to protect against dilution, at a per share exercise price equal to $.8625. The Series C Warrants may be called for redemption by the Company at a redemption price of $.01 per warrant upon not less than 30 days prior written notice if the closing price of the Common Stock shall have been at least $1.20 per share (subject to adjustment in the event of a subdivision or combination of the shares of Common Stock) on 20 trading days during any 30-consecutive day trading period ending not more than three days prior to the date such notice is given.

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

         To date, the Company has incurred substantial losses from operations, and at June 30, 1999, had an accumulated deficit of $38,665,314. The Company expects to incur substantial operating expenses in the future to support its product development efforts, establish and expand its domestic and international sales and marketing capabilities, including recruiting additional indirect channel partners, and support and expand its technical and management personnel and organization.

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

Results of Operations

         The  following   table  sets  forth  certain  items  in  the  Company's
consolidated statements of operations for the three and six month periods ended June 30, 1999 and 1998 ($ in thousands):

                                     Three Months Ended     Six Months Ended
                                         June 30,                June 30,
                                       1999       1998       1999       1998
Revenues
      Software licenses ..........   $   503    $    60    $   553    $   135
      Maintenance ................        27         24         53         61
                                     -------    -------    -------    -------
           Total revenues ........       530         84        606        196
                                     -------    -------    -------    -------
Cost of revenues
      Software licenses ..........        20          1         22          1
      Maintenance ................        19         21         38         46
                                     -------    -------    -------    -------
          Total cost of revenues .        39         22         60         47
                                     -------    -------    -------    -------
Gross profit .....................       491         62        546        149
                                     -------    -------    -------    -------
Operating expenses
      Sales and marketing ........       961      1,141      1,850      2,469
      Research and development ...       708        615      1,240      1,181
      General and administrative .       345        401        692        851
                                     -------    -------    -------    -------
          Total operating expenses     2,014      2,157      3,782      4,501
                                     -------    -------    -------    -------
Loss from operations .............    (1,523)    (2,095)    (3,236)    (4,352)

  Interest income ................         2         38         11        101
  Interest expense ...............       (13)       (35)       (27)       (77)
  Other expense ..................        (1)      --           (1)      --
                                     -------    -------    -------    -------
Net loss .........................   $(1,535)   $(2,092)   $(3,253)   $(4,328)
                                     -------    -------    -------    -------

Revenues

         The Company's license revenues have been generated from sales of QueryObject System. Maintenance revenues consist of ongoing support and products updates and are recognized ratably over the term of the contract, which is typically twelve months.

         Total revenues increased by $446,000, or 531%, from $84,000 in the second quarter of 1998 to $530,000 in the second quarter of 1999. For the first six months, total revenues increased by $410,000, or 209% from $196,000 in 1998 to $606,000 in 1999. These increases were primarily due to an increase in license revenues in the 1999 periods as compared to 1998. The Company recorded license revenue from the sale of 5 licenses in the second quarter of 1999 as compared to the sale of 1 license in the second quarter of 1998. The Company recorded license revenue from the sale of 6 licenses for the first six months of 1999 as compared to the sale of 2 licenses for the first six months of 1998. Maintenance revenue increased by $3,000, or 13%, from

$24,000 in the second quarter of 1998 to $27,000 in the second quarter of 1999. For the first six months, maintenance revenue decreased by $8,000, or 13% from $61,000 in 1998 to $53,000 in 1999. Maintenance revenue is expected to increase as the Company continues to sell additional licenses.

Cost of Revenues

         Cost of software license revenues consists primarily of royalties, product packaging, documentation and production costs. Cost of software license revenues as a percentage of software license revenues was 4.0% in the second quarter of 1999 as compared to 1.3% for the second quarter of 1998. Cost of software license revenues as a percentage of software license revenues was 4.0% for the first six months of 1999 as compared to 1.1% for the first six months of 1998. These increases resulted from royalty payments made to third parties in the 1999 periods.

         Cost of maintenance revenues consists primarily of personnel costs in providing customer support. Cost of maintenance revenues as a percentage of maintenance revenues were 70.1% and 71.3%, respectively, for the three and six month periods ended June 30, 1999. Cost of maintenance revenues as a percentage of maintenance revenues were 87.5% and 75.2%, respectively, for the three month and six month periods ended June 30, 1998. These decreases in the 1999 periods were primarily due to a reduced requirement for customer support.

Operating Expenses

         Sales and Marketing. Sales and marketing expenses consist primarily of personnel costs, including sales commissions and incentives of all personnel involved in the sales and marketing process, as well as related recruiting costs, public relations, consulting expense, advertising related costs, collateral material and trade shows. Sales and marketing expenses decreased by $180,000, or 16%, from $1,141,000 in the second quarter of 1998 to $961,000 in the second quarter of 1999. For the first six months, sales and marketing expenses decreased by $619,000, or 25%, from $2,469,000 in 1998 to $1,850,000 in
1999. These decreases in the 1999 periods were primarily due to reduced sales personnel related costs as a result of fewer employees and decreased marketing expenses. The Company believes that its sales and marketing expenses will increase in absolute dollars as the Company increases promotion and other marketing expenses.

         Research and Development. Research and development expenses consist primarily of salaries and other personnel related expenses, recruiting costs associated with the hiring of software engineers and quality assurance personnel, consultant costs and depreciation of development equipment. Research and development expenses increased by $93,000, or 15%, from $615,000 in the second quarter of 1998 to $708,000 in the second quarter of 1999. For the first six months, research and development expenses increased by $59,000, or 5%, from $1,181,000 in 1998 to $1,240,000 in 1999. These increases in the 1999 periods were primarily due to increased personnel related costs. The Company believes that a significant level of investment for product research and development is required to remain competitive and, accordingly, the Company anticipates that it will continue to devote substantial resources to product research and development and that these costs will increase in absolute dollars. To date, all research and development costs have been expensed as incurred.

         General and Administrative. General and administrative expenses consist primarily of personnel costs for finance, MIS, human resources and general management, as well as insurance, consulting and professional expenses. General and administrative expenses decreased by $56,000, or 14%, from $401,000 in the second quarter of 1998 to $345,000 in the second quarter of 1999. For the first six months, general and administrative expenses decreased by $159,000, or 19%, from $851,000 in 1998 to $692,000 in 1999. These decreases in the 1999 periods were primarily due to a reduction in personnel related costs as a result of fewer employees and decreased professional expenses. The Company believes that its general and administrative expenses will increase in absolute dollars.

Interest Income and Interest Expense

         Interest income represents income earned on the Company's cash and cash equivalents. Interest income decreased by $36,000, or 95%, from $38,000 in the second quarter of 1998 to $2,000 in the second quarter of 1999. For the first six months, interest income decreased by $90,000, or 89%, from $101,000 in 1998 to $11,000 in 1999. These decreases in the 1999 periods were primarily due to a lower level of cash and cash equivalents on deposit.

         Interest expense generally represents interest on capital equipment leases, and for the 1998 periods, charges relating to the H.C.C. Financial Services Loan Agreement (the "Loan Agreement"). Interest expense decreased by $22,000, or 63%, from $35,000 in the second quarter of 1998 to $13,000 in the second quarter of 1999. For the first six months, interest expense decreased by $50,000, or 65%, from $77,000 in 1998 to $27,000 in 1999. These decreases in the
1999 periods were primarily due to payments made to reduce the outstanding balance under the Loan Agreement during the 1998 periods. The remaining balance under the Loan Agreement was repaid in full during October 1998.

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

         As a result, in October and November 1998, the Company had the initial closing of two private placements -- the Series A Private Placement and the Series B Private Placement. The Series A Private Placement consisted of 1,750,000 Units (the "Series A Units") with a gross sales price of $3,500,000. The Series B Private Placement consisted of 10 Units (the "Series B Units") with a gross sales price of $1,000,000. Each Series A Unit consisted of one share of Series A Convertible Preferred Stock ("Series A Preferred Stock") and a warrant to purchase 2.5 shares of Common Stock at a per share exercise price equal to $.50. Each Series B Unit consisted of 10,000 shares of Series B Convertible Preferred Stock ("Series B Preferred Stock") and warrants to purchase an aggregate of 125,000 shares of Common Stock at a per share exercise price equal to $.50. The Series A Units were sold at a purchase price of $2.00 per Unit and each share of Series A Preferred Stock share is convertible into four shares of Common Stock. The Series B Units were sold at a purchase price of $100,000 per Unit and each share of Series B Preferred Stock is convertible into twenty shares of Common Stock. The effective purchase price, on a Common Stock equivalent basis was $.50 per common share, which represented a discount from the fair market value of the Company's Common Stock on the various dates of issuance. The Company consummated the final closing on each of the Series A Private Placement and the Series B Private Placement in February 1999 and received an aggregate of (1) $3,181,000 from the Series A Private Placement (after deduction of commissions and expenses payable to the placement agent) and
(ii) $814,000 from the Series B Private Placement (after deduction of commissions and expenses payable to the placement agent). The Company has also received $635,256 from the exercise of warrants granted in the Series A Private Placement and Series B Private Placement, of which $294,006 was received in the three months ended June 30, 1999.

         In connection with the Series A and Series B Private Placements, the placement agent was granted an option to purchase additional Series A and Series B Units equal to 10% of the Series A and Series B Units sold and received a commission and non-accountable expense allowance equal to 5.6% and 9.3% respectively, of the gross proceeds received by the Company.

         In June 1999, the Company consummated the initial closing of the Series C Private Placement, pursuant to which the Company received net proceeds of $834,517. See Note 6 to the Condensed Consolidated Financial Statements. The net proceeds of the Series C Private Placement will be used for sales and marketing, research and development, and general working capital purposes.

         During May and June 1999, the Company borrowed $400,000 from stockholders of the Company in exchange for promissory notes (the "Notes Payable"). The Notes Payable bear interest at 12% per annum and were due at the earlier of June 30, 1999 or the successful consummation of the Series C Private Placement. Upon the initial closing of the Series C Private Placement on June 28, 1999, the Notes were repaid.

         As of June 30, 1999, the Company had $284,000 in cash and cash equivalents and a working capital deficit of $698,000. Net cash used in operating activities was $3,037,000 and $4,170,000 for the six month period ended in 1999 and 1998, respectively. For 1999, net cash used in operating activities was primarily attributable to a net loss of $3,253,000, less depreciation and amortization of $220,000. For 1998, net cash used in operating activities was primarily attributable to a net loss of $4,328,000, less depreciation and amortization of $205,000. Net cash provided by financing activities was $2,480,000 in 1999, primarily as a result of the collection of stock subscription receivables, the initial closing of the Series C Private Placement and the exercise of common stock purchase warrants.

         The Company does not currently have a line of credit with a commercial bank. As of December 31, 1998, the Company's principal commitments consisted of obligations under operating and capital leases and employment agreements. At that date, the Company had approximately $347,000 in outstanding borrowings under capital leases which are payable through 2001. The Company is currently negotiating new employment agreements with executive officers of the Company. Pursuant to employment agreements with executive officers of the Company as of June 30, 1999, the Company's remaining obligation is to pay $54,000 and $0 in salaries for the years ended December 31, 1999 and 2000, respectively.

         As of June 30, 1999, the Company had a deficit in working capital of $698,000. During 1999, the Company received $1,396,000 in working capital from the proceeds of the 1998 Private Placement, $854,186 from the initial closing of the Series C Private Placement and $834,517 from the exercise of warrants granted in the 1998 Private Placements. The Company has incurred operating losses since inception, has incurred negative cash flows from operating activities and had an accumulated deficit of $38,665,314 as of June 30, 1999. The Company has had a limited operating history as a software product company and has not made significant sales of its products. Therefore, revenues are difficult to predict. The Company anticipates that its cash and cash equivalent balances, after giving effect to the sale of Series C Convertible Preferred Stock (the "Series C Preferred Stock") subsequent to June 30, 1999, may be insufficient to satisfy its operating cash flow requirements in the foreseeable future. As discussed in Notes 5. and 6. above, the Company has sold a total of $3,730,000 of Series C Convertible Preferred Stock and will seek to sell additional Series C Preferred Stock up to 45 Units. However, there can be no assurances that the Company will be successful in raising additional funds. See "Risk Factors That May Affect Future Results - Negative Working Capital; Need for Additional Funding". The sale of additional equity securities will result in additional dilution to the Company's stockholders.

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

         Negative Working Capital; Need For Additional Funding: At June 30, 1999, we had negative working capital of $697,596. We have had a limited operating history as a software product company, have not made significant sales of our products and our revenues are difficult to predict. Given our continued operating losses, we may need additional financing to continue operations. Our current projections indicate that our current cash and cash equivalent position may be insufficient to satisfy our liquidity requirements. Except as provided in the next paragraph, we have no commitments, agreements or understandings regarding additional financings and we may be unable to obtain additional financing.

         On June 28, 1999 we sold our first $1,000,000 of securities in a private placement (the "Series C Private Placement"). The Series C Private Placement provides for a minimum of 10 and a maximum of 30 units (the "Units") at a purchase price of $100,000 per unit. We have the ability to increase this offering to 45 Units at our discretion and have elected to so. Each Unit consists of 100 shares of newly-created Series C Convertible Preferred Stock, $.001 par value (the "Series C Preferred Stock"), and a Common Stock Purchase Warrant (the "Warrant") exercisable until December 28, 2001 to purchase 100,000 shares of Common Stock at an exercise price of $.8625 per share. As a result of our sale of $1,000,000 of securities on June 28, 1999, we received net proceeds of $834,517 and issued 1,000 shares of Series C Preferred Stock that is convertible into 1,159,426 shares of Common Stock and Warrants to purchase 1,000,000 shares of Common Stock. Subsequent to June 30, 1999, we sold $2,730,000 of such securities receiving net proceeds of $2,519,650 and issued 2,730 shares of Series C Preferred Stock that is convertible into 3,165,218 shares of Common Stock and Warrants to purchase 2,730,000 shares of Common Stock. We are currently attempting to sell additional Units and will do so until all 45 Units are sold. Each share of Series C Preferred Stock is convertible into such number of shares of Common Stock as is equal to the quotient obtained by dividing $1,000 by the fair market value of the Common Stock, i.e., the average closing price of the Common Stock in the principal securities market in which it is then traded for the five trading days immediately preceding the date of the initial closing of the offering ($.8625).

         Accumulated Deficit; Historical and Projected Future Operating Losses; Going Concern Qualification in Independent Accountants' Report: At June 30, 1999, our accumulated deficit was $38,665,314. For the six months ended June 30, 1999 and the fiscal years ended December 31, 1998, and 1997, we incurred net losses of $3,252,857, $7,294,032 and $10,563,484, respectively. We have incurred a net loss in each year of our existence, and have financed our operations primarily through sales of equity and debt securities. Our expense levels are high and our revenues are difficult to predict. The independent accountants' report on our financial statements for the year ended December 31, 1998 states that our recurring losses from operations, our deficiencies in working capital and stockholders? equity, and negative cash flow from operating activities raise substantial doubt about our ability to continue as a going concern.

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

         o        product and price competition in our industry

         o        our  success  in   expanding   our  direct   sales  force  and
                  establishing indirect channel partners

         o        our ability to develop and market products and control costs

         o the percentage of our revenues that is derived from indirect channel partners

         Limited Operating History; Lack of Substantial Revenue: We have a limited operating history as a software product company and have made only limited sales of our products. Our total revenues for the year ended December 31, 1998 and for the six months ended June 30, 1999 were $928,505 and $606,294, respectively. Prior to 1997, our revenues were derived primarily from contract data analysis services, which we no longer provide.

         Dependence Upon QueryOject System; Uncertain Market Acceptance of QueryObject System: Substantially all of our revenues for the foreseeable future are expected to be derived from sales of QueryObject System. Between January 1, 1995 and June 30, 1999, we had software product revenue from only 21 QueryObject System installations, including those sold pursuant to reseller agreements for the resellers' own use. We only recently commenced an integrated marketing effort for our products. Our future financial performance will depend upon the successful introduction and customer acceptance of QueryObject System and the development of new and enhanced versions of the product. If we fail to achieve broad market acceptance of QueryObject System, it would have a material adverse effect on our business, operating results and financial condition.

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

         Now that the Common Stock has been delisted from Nasdaq, trading in the Common Stock is conducted on the OTC Bulletin Board and may continue to be conducted on the Boston Stock Exchange. The Boston Stock Exchange has notified us that we may not meet such exchange's continuing listing requirements with regard to net tangible assets and that it will delist the Common Stock if we have less than $500,000 in net tangible assets. We may be unable to maintain at least $500,000 in net tangible assets without additional financing. The Boston Stock Exchange has advised us that the Common Stock can temporarily continue to be listed on the Boston Stock Exchange at least until August 16, 1999. At such time, we must advise the Boston Stock Exchange whether the offering of Series C Preferred Stock has closed and how much proceeds we have received from such offering. Based on such information and our financial condition at such time, the Boston Stock Exchange may determine to delist the Common Stock.

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

         Dependence on Significant Customers: For the six months ended June 30, 1999, four customers accounted for 94%, and for the fiscal year ended December 31, 1998, four customers accounted for 80%, of our total revenues. We are unsure if we will realize significant future revenues from any of these customers. We also expect that for the foreseeable future a relatively small number of customers and value added resellers will account for a significant percentage of our revenues. The loss of any such customer would have a material adverse effect on our operating results and financial condition.

         Dependence Upon Key Personnel; Need to Increase Sales, Marketing, Development and Technical Personnel: Our future performance depends in significant part upon the continued service of key technical, sales and senior management personnel. The loss of the services of one or more of our key employees, in particular, Robert Thompson, our President and Chief Executive Officer, or Daniel M. Pess, our Chief Operating and Financial Officer, could have a material adverse effect on our business, operating results and financial condition. We have an employment agreement with Mr. Thompson that expires in October 1999, and an employment agreement with Mr. Pess that expired in May 1999. We are currently negotiating with Messrs. Thompson and Pess on the terms of new employment agreements.

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

         International Operations: Our international sales for the six months ended June 30, 1999 and for the fiscal year ended in 1998, were approximately 56% and 17% of our total revenue, respectively. We intend to expand our international operations and to enter additional international markets, which will require significant management attention and financial resources and could adversely affect our business, operating results or financial condition. To expand international sales successfully, we must establish additional foreign operations, hire additional personnel and recruit additional international resellers and distributors. If we are unable to do so in a timely manner, our growth, if any, in international sales will be limited, and our business, operating results and financial condition could be materially adversely affected. We anticipate that our international sales, if any, will be denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and, therefore, potentially less competitive in those markets. Additional risks inherent in our future international business activities generally include:

        o         unexpected changes in regulatory requirements
        o         tariffs  and other trade barriers
        o         costs of localizing  products for foreign countries
        o         longer accounts receivable payment cycles

         Possible Volatility of Securities Prices: The market price of our common stock has in the past been, and may in the future continue to be, volatile. For instance, between January 1, 1998 and August 10, 1999, the closing price of our common stock has ranged between $.47 and $5.50. The volatility of the market price of our common stock may further increase now that our common stock has been delisted from Nasdaq. A variety of events may cause the market price of our common stock to fluctuate significantly, including:

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

         Issuance of Preferred Stock; Anti-Takeover Provisions: As of June 30, 1999, our Board of Directors has the authority, without further action by the stockholders, to issue 2,083,650 shares of preferred stock on such terms and with such rights, preferences and designations, including, without limitation restricting dividends on our common stock, dilution of the voting power of our common stock and impairing the liquidation rights of the holders of our common stock, as the Board may determine without any vote of the stockholders. Issuance of such preferred stock, depending upon the rights, preferences and designations thereof may have the effect of delaying, deterring or preventing a change in our control. In addition, certain "anti-takeover" provisions of the Delaware General Corporation Law, among other things, may restrict the ability of our stockholders to authorize a merger, business combination or change of control.

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

Part II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

         As described under "Management's Discussion and Analysis or Plan of Operation -Liquidity and Capital Resources," the Company has closed on the Series C Private Placement. The sale of the securities in the Series C Private Placement was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. Seaboard Securities, Inc. acted as the placement agent of the Series C Private Placement. For more information relating to the Series C Private Placement (including the conversion or exercise terms of the securities issued in the Private Placement), please see "Management's Discussion and Analysis of Plan of Operation "Liquidity and Capital Resources."

         During the three months ended June 30, 1999, the Company issued an aggregate of 149,500 shares of Common Stock pursuant to the conversion of Series A Preferred Stock and Series B Preferred Stock. The Company also issued an aggregate of 588,012 shares of Common Stock pursuant to the exercise of Warrants granted in the Series A Private Placement and the Series B Private Placement. The Warrants had an exercise price of $.50 per share of Common Stock. The issuance of the shares of Common Stock upon the conversion of the Series A Preferred Stock and the Series B Preferred Stock and the exercise of the Warrants was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended.

Item 4.  Submission of Matters to a Vote of Security Holders

         At the annual meeting of stockholders of the Company on June 2, 1999, the stockholders (i) elected seven members of the Board of Directors to serve until the next annual meeting, (ii) approved an increase in authorized common stock, (iii) approved an increase in authorized preferred stock, (iv) approved an amendment to the 1991 stock option plan, and (v) ratified the appointment of PricewaterhouseCoopers LLP as the Company's independent public accounts for year ending December 31, 1999.

         (i) The vote to elected seven members of the Board of Directors to serve until the next annual meeting was as follows:

               Nominee                  For                        Withheld
               -------                  ---                        --------

               Robert A. Thompson       10,972,322                 --
               Daniel M. Pess           10,972,322                 --
               Alan W. Kaufman          10,972,322                 --
               Andre Szykier            10,972,322                 --
               Rino Bergonzi            10,972,322                 --
               Irwin Jacobs             10,972,322                 --
               Amy Newmark              10,972,322                 --

         (ii) The vote for the approval of an increase in authorized common stock was as follows:

               Common Stock and Preferred Stock Voting Together
               For                      Against                Abstain
               ---                      -------                -------
               10,957,922               26,750                 2,000

               Common Stock Voting as a Separate Class
               For                      Against                Abstain
               ---                      -------                -------
                3,897,922               26,750                 2,000

        (iii) The vote for the approval of an increase in authorized preferred stock was as follows:

               Common Stock and Preferred Stock Voting Together
               For                      Against                Abstain
               ---                      -------                -------
               7,980,294                68,075                 --

               Preferred Stock Voting as a Separate Class
               For                      Against               Abstain
               ---                      -------               -------
               7,060,000                --                    --

        (iv) The vote for the approval of amendment to 1991 stock option plan was as follows:

               For                      Against              Abstain
               ---                      -------              -------
               7,942,044                84,925               21,400

         (v) The vote for ratifying the appointment of PricewaterhouseCoopers LLP was as follows:

               For                      Against              Abstain
               ---                      -------              -------
               10,978,122               7,050                1,500

Item 5.  Other Information

         Pursuant to recent amendments to the proxy rules under the Securities Exchange Act of 1934, as amended, the Company's stockholders are notified that the deadline for providing the Company timely notice of any stockholder proposal to be submitted outside of the Rule 14a-8 process for consideration at the Company's 2000 Annual Meeting of Stockholders (the "Annual Meeting") will be March 18, 2000. As to all such matters which the Company does not have notice on or prior to March 18, 2000, discretionary authorization shall be granted to the designated persons in the Company's proxy statement for the Annual Meeting.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              Statement of Computation of Net Loss Per Share (Exhibit 11.1) Financial Data Schedule (Exhibit 27)
              Andre Szykier's Terms of Separation from Employment (Exhibit 99.1)

         (b)  Reports of Form 8-K

              No Reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:     August 13, 1999          QUERYOBJECT SYSTEMS CORPORATION



                             By:    /s/ Daniel M. Pess
                                    --------------------------------------------
                                    Executive Vice President, Chief Operating
                                    Officer and Chief Financial Officer
                                    (Principal Financial Officer and Principal
                                    Accounting Officer)