Form 10QSB
period 1999-09-30
QUERYOBJECT SYSTEMS CORP
filed 1999-11-15
CIK 855743

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


/ / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1999


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


                        One Expressway Plaza " Suite 208
                         Roslyn Heights, New York 11577
                    (Address of principal executive offices)


                                 (516) 228-8500
              (Registrant's telephone number, including area code)


                         60 Charles Lindbergh Boulevard
                            Uniondale, New York 11553
                (Former address of Registrant since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/

         As of October 31, 1999 there were 7,785,297 shares of the Registrant's common stock outstanding.

Transitional Small Business Disclosure Format.    Yes / /   No  /X/

                         QUERYOBJECT SYSTEMS CORPORATION

                                   FORM 10-QSB

                                      INDEX

PART I. FINANCIAL INFORMATION                                               PAGE

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheet
          As of September 30, 1999 (unaudited)................................3

          Condensed Consolidated Statement of Operations
          For the three months and nine months ended September 30, 1999 and 1998 (unaudited)................................................4

          Condensed Consolidated Statement of Cash Flows
          For the nine months ended September 30, 1999 and 1998 (unaudited)...5

          Notes to the Condensed Consolidated Financial Statements............6

Item 2.   Management's Discussion and Analysis or Plan of Operation...........9

PART II.  OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds..........................21

Item 6.   Exhibits and Reports on Form 8-K...................................21

SIGNATURES...................................................................22

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                         QUERYOBJECT SYSTEMS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                       September 30,
                                                                            1999
ASSETS
Current assets
    Cash and cash equivalents.........................................   $ 1,789,870
    Accounts receivable, net of allowance for doubtful
       accounts of $104,000...........................................         2,432
    Prepaid expenses and other current assets.........................       269,972
                                                                         -----------
        Total current assets..........................................     2,952,274

Property and equipment, net...........................................       824,305
Deposits and other assets                                                    104,488
                                                                         -----------
        Total assets..................................................   $ 3,881,067
                                                                         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable   ...............................................   $   362,072
    Accrued expenses                                                         776,976
    Deferred revenue                                                         141,006
    Deferred rent                                                              9,362
    Capital lease obligations due within one year.....................       157,642
                                                                         -----------

        Total current liabilities.....................................     1,447,058

Deferred rent                                                                245,095
Capital lease obligations                                                    59,409
                                                                         -----------
        Total liabilities.............................................     1,751,562
                                                                         ===========

Stockholders' equity
    Preferred stock, $.001 par value, 4,000,000 shares authorized;
        1,633,125, 93,000 and 4,500 shares of Series A, B and C,
        respectively, issued and outstanding .........................         1,731

    Common stock, $0.001 par value: 60,000,000 shares
       authorized; 7,093,647 shares issued and outstanding............         7,094
    Additional paid-in capital........................................    41,976,196
    Accumulated deficit...............................................   (39,855,516)
                                                                         -----------
        Total stockholders' equity....................................     2,129,505

        Total liabilities and stockholders' equity....................   $ 3,881,067
                                                                         ===========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                         QUERYOBJECT SYSTEMS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                         Three Months Ended                Nine Months Ended
                                                           September 30,                     September 30,
                                                      1999               1998           1999               1998
Revenues
   Software licenses                             $    525,200      $    177,500      $ 1,078,400      $    312,500
   Services and maintenance....................        29,365            25,064           82,459            86,090
                                                 ------------      ------------      -----------      ------------
             Total revenues....................       554,565           202,564        1,160,859           398,590

Cost of revenues
   Software licenses                                   20,004             3,750           42,182             5,250
   Services and maintenance....................        18,949            16,229           56,807            62,140
                                                 ------------      ------------      -----------      ------------
             Total cost of revenues............        38,953            19,979           98,989            67,390
                                                 ------------      ------------      -----------      ------------
Gross profit                                          515,612           182,585        1,061,870           331,200
                                                 ------------      ------------      -----------      ------------
Operating expenses
   Sales and marketing                                877,889           975,097        2,727,863         3,443,543
   Research and development....................       507,827           596,842        1,747,454         1,778,098
   General and administrative..................       326,368           366,890        1,018,884         1,217,620
                                                 ------------      ------------      -----------      ------------
             Total operating expenses..........     1,712,084         1,938,829        5,494,201         6,439,261
                                                 ------------      ------------      -----------      ------------
Loss from operations                               (1,196,472)       (1,756,244)      (4,432,331)       (6,108,061)

Interest income                                        14,165            11,819           25,477           113,184
Interest expense                                       (7,896)          (31,695)         (34,918)         (109,031)
Other expense                                              --                --           (1,288)             (206)
                                                 ------------      ------------      -----------      ------------
Net loss.......................................  $ (1,190,203)      $(1,776,120)     $(4,443,060)     $ (6,104,114)
                                                 ============      ============      ===========      ============
Basic and diluted net loss per common share....  $       (.17)      $      (.35)     $      (.70)     $      (1.19)
                                                 ------------      ------------      -----------      ------------
Weighted average shares used in per share
   computation (Note 2)........................     7,008,391         5,121,422        6,325,624         5,119,538
                                                 ============      ============      ===========      ============

     See accompanying Notes to Condensed Consolidated Financial Statements.

XX
                         QUERYOBJECT SYSTEMS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                      1999             1998

Cash flows from operating activities
     Net loss                                                                   $ (4,443,060)   $  (6,104,114)
     Adjustments to reconcile net loss to net cash used in operating ...........
        activities
          Depreciation and amortization.........................................     319,808          310,021
          Loss on disposition of computer equipment.............................       1,288              206
          Options issued for consulting services................................     380,565          114,102
          Changes in assets and liabilities
             Accounts receivable, net...........................................    (615,905)         240,172
             Prepaid expenses and other current assets..........................    (232,221)             599
             Deferred offering costs                                                      --          (41,340)
             Deposits and other assets..........................................     (23,457)           2,094
             Accounts payable and accrued expenses..............................    (147,727)         (20,865)
             Deferred rent......................................................     (15,371)             672
             Deferred revenue...................................................      56,215           22,151
                                                                                ------------      -----------
             Net cash used in operating activities..............................  (4,719,865)      (5,476,302)
                                                                                ------------      -----------
Cash flows from investing activities
        Loan receivable from stockholder.........................................         --          (65,000)
        Acquisitions of property and equipment...................................   (184,158)         (96,278)
        Repayment of stockholder loan............................................     65,000               --
        Purchase of restricted certificate of deposit............................         --          (22,554)
                                                                                ------------      -----------
             Net cash used in investing activities..............................    (119,158)        (183,832)
                                                                                ------------      -----------
Cash flows from financing activities
        Proceeds from exercise of  common stock warrants and options.............    719,331           10,384
        Proceeds from interim and bridge financing notes payable to    .........
                 shareholders, net..............................................          --          410,000
        Proceeds from issuance of preferred stock, net..........................   4,089,791               --
        Collection of stock subscriptions receivable, net.......................   1,396,000               --
        Repayment of notes payable to stockholders..............................    (700,000)        (433,586)
        Release of restricted certificate of deposit............................          --          403,586
        Payments of capital lease obligations...................................    (130,247)        (163,282)
        Proceeds from notes payable to stockholders.............................     400,000               --
        Repayment of loan receivable from stockholder...........................          --           12,300
        Proceeds from sale-leaseback transaction................................          --           29,202
                                                                                ------------      -----------
             Net cash provided by financing activities                             5,774,875          268,604
                                                                                ------------      -----------
Net increase (decrease) in cash and cash equivalents............................     935,852       (5,391,530)

Cash and cash equivalents at beginning of year..................................     854,018        5,437,350
                                                                                ------------      -----------
Cash and cash equivalents at end of period......................................$  1,789,870      $    45,820
                                                                                ============      ===========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                        QUERYOBJECT SYSTEMS CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

         The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company's financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998, and have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The results of operations for the period ended September 30, 1999 are not necessarily indicative of the results to be expected for any subsequent quarter, or for the entire fiscal year ending December 31, 1999, or for any future period.

         In March 1999, the Company formed internetQueryObject Corporation, a wholly owned subsidiary. The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

3.       SUPPLEMENTAL CASH FLOW INFORMATION

                                                         Nine Months Ended
                                                           September 30,
                                                         1999        1998


Interest paid during the period......................$   45,059     $ 85,014
Common stock options issued for consulting services..   380,565      114,102

4.       USE OF ESTIMATES

         The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

5.       LIQUIDITY AND BUSINESS RISKS

         The Company has incurred operating losses since inception, has incurred negative cash flows from operating activities and had an accumulated deficit of $39,855,516 and $35,412,456 as of September 30, 1999 and December 31, 1998,
respectively. The Company has had a limited operating history as a software product company and has not made significant sales of its products, therefore, revenues are difficult to predict. The Company anticipates that its cash and cash equivalent balances may be insufficient to satisfy its operating cash flow requirements in the foreseeable future. Given the Company's continued operating losses, the Company may need additional financing to continue operations. If the Company's cash and cash equivalent balances are insufficient to satisfy its operating cash flow requirements, the Company may seek to sell additional equity securities. In this case, there can be no assurance that the Company will be successful in raising additional funds. See "Risk Factors That May Affect Future Results" included elsewhere herein. The sale of additional equity securities would result in additional dilution to the Company's stockholders.

6.       SERIES C CONVERTIBLE PREFERRED STOCK

         During June, July and August 1999, the Company sold 45 Units (the "Units") of Series C Preferred Stock totaling gross proceeds of $4,500,000 in a private placement (the "Series C Private Placement"). The purchase price per Unit was $100,000. Each Unit consists of 100 shares of newly-created Series C Preferred Stock and a Common Stock Purchase Warrant (the "Series C Warrants") exercisable until December 28, 2001 to purchase 100,000 shares of Common Stock at an exercise price of $.8625 per share. As described below, the Series C Warrants may be called for redemption. The Company received net proceeds of $4,089,791 and issued 4,500 shares of Series C Preferred Stock, convertible into and aggregate of 5,217,399 shares of Common Stock, and granted Series C Warrants to purchase 4,500,000 shares of Common Stock.

         The Company granted the placement agent and the selected dealer in the Series C Private Placement options to purchase an aggregate of 440,001 shares of Common Stock and received commissions and non-accountable expense allowances equal to $321,650. The securities offered and sold in the Series C Private Placement were not registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States by the holders thereof absent registration or an applicable exemption from registration requirements.

         The following is a description of the securities issued in the Series C Private Placement:

         SERIES C PREFERRED STOCK

         Stated Value. Each share of Series C Preferred Stock has a stated value (the "Stated Value") equal to $1,000.

         Ranking. The Series C Preferred Stock will rank junior to the Company's Series A Convertible Preferred Stock $.001 par value (the "Series A Preferred Stock") and Series B Convertible Preferred Stock, $.001 par value (the "Series B Preferred Stock") with respect to rights on liquidation, dissolution or winding up of the Company. The Series C Preferred Stock will rank senior to all other classes and series of capital stock of the Company then existing or thereinafter authorized, issued or outstanding, including, without limitation, the Common Stock (collectively the "Junior Securities").

         Liquidation Preference. Upon a liquidation of the Company (including a sale by the Company of all or substantially all of its assets or a merger or consolidation of the Company with another Company where the Company is not the surviving entity), the assets of the Company available for distribution to the stockholders of the Company (after payment or provision for liabilities of the Company), whether from capital, surplus or earnings, will be distributed in the following order of priority: (i) first, to the holders of the Series A Preferred Stock and the Series B Preferred Stock to the extent of their liquidation preference, presently $2.00 per share and $10.00 per share, respectively: (ii) second, to the holders of the Series C Preferred Stock, prior and in preference to any distribution to the holders of any Junior Securities an amount equal to the Stated Value for each share of Series C Preferred Stock then outstanding and
(iii) third, to the holders of issued and outstanding Junior Securities, including shares of Common Stock.

         Dividends. The holders of the Series C Preferred Stock will not be entitled to receive any stated amount of dividends, whether in cash or otherwise unless dividends are paid on any other securities of the Company that are equal to or junior to the Series C Preferred Stock.

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

         WARRANTS

         Each Series C Warrant entitles the registered holder to purchase at anytime until December 28, 2001, 100,000 shares of Common Stock, subject to adjustment to protect against dilution, at a per share exercise price equal to $.8625. The Series C Warrants may be called for redemption by the Company at a redemption price of $.01 per Series C Warrant upon not less than 30 days' prior written notice if the closing price of the Common Stock shall have been at least $1.20 per share (subject to adjustment in the event of a subdivision or combination of the shares of Common Stock) on 20 trading days during any 30-consecutive day trading period ending not more than three days prior to the date such notice is given.

ITEM 2.  MANAGEMENT's DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The discussion in this report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors" in this Part I, Item 2 as well as those discussed in this section and elsewhere in this Report, and the risks discussed in "Risk Factors" in Part I, Item 1 " Business, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

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

         To date, the Company has incurred substantial losses from operations, and at September 30, 1999, had an accumulated deficit of $39,855,516. The Company expects to incur substantial operating expenses in the future to support its product development efforts, establish and expand its domestic and international sales and marketing capabilities, including recruiting additional indirect channel partners, and support and expand its technical and management personnel and organization.

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

RESULTS OF OPERATIONS

         The  following   table  sets  forth  certain  items  in  the  Company's
consolidated statements of operations for the three and nine month periods ended September 30, 1999 and 1998 ($ in thousands):

                                                        Three Months Ended             Nine Months Ended
                                                           September 30,                  September 30,
                                                       1999           1998            1999            1998
Revenues
    Software licenses........................      $    525        $    178        $  1,078       $    313
    Maintenance..............................            30              25              83             86
                                                   --------        --------        --------       --------
       Total revenues........................           555             203           1,161            399
                                                   --------        --------        --------       --------
Cost of revenues
    Software licenses........................            20               4              42              5
    Maintenance..............................            19              16              57             62
                                                   --------        --------        --------       --------
       Total cost of revenues................            39              20              99             67
                                                   --------        --------        --------       --------
Gross profit.................................           516             183           1,062            332
                                                   --------        --------        --------       --------
Operating expenses
    Sales and marketing......................           878             975           2,728          3,444
    Research and development.................           508             597           1,747          1,778
    General and administrative...............           326             367           1,019          1,218
                                                   --------        --------        --------       --------
       Total operating expenses..............         1,712           1,939           5,494          6,440
                                                   --------        --------        --------       --------
Loss from operations.........................        (1,196)         (1,756)         (4,432)        (6,108)

  Interest income............................            14              12              25            113
  Interest expense...........................            (8)            (32)            (35)          (109)
  Other expense..............................            --              --              (1)            --
                                                   --------        --------        --------       --------
  Net loss...................................      $ (1,190)       $ (1,776)       $ (4,443)      $ (6,104)
                                                   ========        ========        ========       ========

REVENUES

         The Company's license revenues have been generated from sales of QueryObject System. Maintenance revenues consist of ongoing support and products updates and are recognized ratably over the term of the contract, which is typically twelve months.

         Total revenues increased by $352,000, or 173%, from $203,000 in the third quarter of 1998 to $555,000 in the third quarter of 1999. For the first nine months, total revenues increased by $762,000, or 191% from $399,000 in 1998 to $1,161,000 in 1999. These increases were primarily due to an increase in license revenues in the 1999 periods as compared to 1998. The Company recorded license revenue from the sale of five (5) licenses in the third quarter of 1999 as compared to the sale of three (3) licenses in the third quarter of 1998. The Company recorded license revenue from the sale of 11 licenses for the first nine months of 1999 as compared to the sale of five (5) licenses for the first nine months of 1998. Maintenance revenue increased by $5,000, or 20%, from

$25,000 in the third quarter of 1998 to $30,000 in the third quarter of 1999. For the first nine months, maintenance revenue decreased by $3,000, or 3% from $86,000 in 1998 to $83,000 in 1999. Maintenance revenue is expected to increase as the Company continues to sell additional licenses.

COST OF REVENUES

         Cost of software license revenues consists primarily of royalties, product packaging, documentation and production costs. Cost of software license revenues as a percentage of software license revenues was 3.8% in the third quarter of 1999 as compared to 2.2% for the third quarter of 1998. Cost of software license revenues as a percentage of software license revenues was 3.9% for the first nine months of 1999 as compared to 1.6% for the first nine months of 1998. These increases resulted from royalty payments made to third parties in the 1999 periods.

         Cost of maintenance revenues consists primarily of personnel costs in providing customer support. Cost of maintenance revenues as a percentage of maintenance revenues were 63.3% and 68.7%, respectively, for the three and nine month periods ended September 30, 1999. Cost of maintenance revenues as a percentage of maintenance revenues were 64.0% and 72.1%, respectively, for the three and nine month periods ended September 30, 1998. These decreases in the 1999 periods were primarily due to a reduced requirement for customer support.

OPERATING EXPENSES

         Sales and Marketing. Sales and marketing expenses consist primarily of personnel costs, including sales commissions and incentives of all personnel involved in the sales and marketing process, as well as related recruiting costs, public relations, consulting expense, advertising related costs, collateral material and trade shows. Sales and marketing expenses decreased by $97,000, or 10%, from $975,000 in the third quarter of 1998 to $878,000 in the third quarter of 1999. For the first nine months, sales and marketing expenses decreased by $716,000, or 21%, from $3,444,000 in 1998 to $2,728,000 in 1999.
These decreases in the 1999 periods were primarily due to reduced sales personnel related costs as a result of fewer employees and decreased marketing expenses. The Company believes that its sales and marketing expenses will increase in absolute dollars as the Company increases promotion and other marketing expenses.

         Research and Development. Research and development expenses consist primarily of salaries and other personnel related expenses, recruiting costs associated with the hiring of software engineers and quality assurance personnel, consultant costs and depreciation of development equipment. Research and development expenses decreased by $89,000, or 15%, from $597,000 in the third quarter of 1998 to $508,000 in the third quarter of 1999. For the first nine months, research and development expenses decreased by $31,000, or 2%, from $1,778,000 in 1998 to $1,747,000 in 1999. These decreases in the 1999 periods were primarily due to decreased personnel related costs. The Company believes that a significant level of investment for product research and development is required to remain competitive and, accordingly, the Company anticipates that it will continue to devote substantial resources to product research and development and that these costs will increase in absolute dollars. To date, all research and development costs have been expensed as incurred.

         General and Administrative. General and administrative expenses consist primarily of personnel costs for finance, MIS, human resources and general management, as well as insurance, consulting and professional expenses. General and administrative expenses decreased by $41,000, or 11%, from $367,000 in the third quarter of 1998 to $326,000 in the third quarter of 1999. For the first nine months, general and administrative expenses decreased by $199,000, or 16%, from $1,218,000 in 1998 to $1,019,000 in 1999. These decreases in the 1999 periods were primarily due to a reduction in personnel related costs as a result of fewer employees. The Company believes that its general and administrative expenses will increase in absolute dollars.

INTEREST INCOME AND INTEREST EXPENSE

         Interest income represents income earned on the Company's cash and cash equivalents. Interest income increased by $2,000, or 17%, from $12,000 in the third quarter of 1998 to $14,000 in the third quarter of 1999. For the first nine months, interest income decreased by $88,000, or 78%, from $113,000 in 1998 to $25,000 in 1999. This increase and decrease in the respective 1999 periods were primarily related to the level of cash and cash equivalents on deposit during such periods.

         Interest expense generally represents interest on capital equipment leases, and for the 1998 periods, charges relating to the H.C.C. Financial Services Loan Agreement (the "Loan Agreement"). Interest expense decreased by $24,000, or 75%, from $32,000 in the third quarter of 1998 to $8,000 in the third quarter of 1999. For the first nine months, interest expense decreased by $74,000, or 68%, from $109,000 in 1998 to $35,000 in 1999. These decreases in the 1999 periods were primarily due to payments made to reduce the outstanding balance under the Loan Agreement during the 1998 periods. The remaining balance under the Loan Agreement was repaid in full during October 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

         In October and November 1998, the Company had the initial closing of two private placements -- the Series A Private Placement and the Series B Private Placement. The Series A Private Placement consisted of 1,750,000 Units (the 'series A Units") with a gross sales price of $3,500,000. The Series B Private Placement consisted of 10 Units (the 'series B Units") with a gross sales price of $1,000,000. Each Series A Unit consisted of one share of Series A Preferred Stock and a warrant to purchase 2.5 shares of Common Stock at a per share exercise price equal to $.50. Each Series B Unit consisted of 10,000 shares of Series B Preferred Stock and warrants to purchase an aggregate of 125,000 shares of Common Stock at a per share exercise price equal to $.50. The Series A Units were sold at a purchase price of $2.00 per Unit and each share of Series A Preferred Stock is convertible into four shares of Common Stock. The Series B Units were sold at a purchase price of $100,000 per Unit and each share of Series B Preferred Stock is convertible into twenty shares of Common Stock. The effective purchase price, on a Common Stock equivalent basis was $.50 per common share, which represented a discount from the fair market value of the Company's Common Stock on the various dates of issuance. The Company consummated the final closing on each of the Series A Private Placement and the Series B Private Placement in February 1999 and received an aggregate of (1) $3,181,000 from the Series A Private Placement (after deduction of commissions and expenses payable to the placement agent) and (ii) $814,000 from the Series B Private Placement (after deduction of commissions and expenses payable to the placement agent). Through October 31, 1999, the Company has also received $1,055,156 from the exercise of warrants granted in the Series A Private Placement and Series B Private Placement. In addition, certain holders of Series A and Series B Preferred Stock have converted their respective preferred shares into 562,000 shares of the Company's Common Stock.

         During May and June 1999, the Company borrowed $400,000 from stockholders of the Company in exchange for promissory notes (the "Notes Payable"). The Notes Payable bear interest at 12% per annum and were due at the earlier of June 30, 1999 or the successful consummation of the Series C Private Placement. Upon the initial closing of the Series C Private Placement on June 28, 1999, the Notes Payable were repaid.

         During June, July and August 1999, the Company consummated the Series C Private Placement, pursuant to which the Company received net proceeds of $4,089,791. See Note 6. to the Condensed Consolidated Financial Statements for a further description of the Series C Private Placement. The net proceeds of the Series C Private Placement is being used for sales and marketing, research and development, and general working capital purposes.

         As of September 30, 1999, the Company had $1,740,000 in cash and cash equivalents and working capital of $1,505,000. During the nine months ended September 30, 1999, the Company received $1,396,000 in working capital from the proceeds of the Series A Private Placement and Series B Private Placement, $4,089,791 from the closing of the Series C Private Placement and $719,331 from the exercise of warrants granted in the Series A Private Placement and Series B Private Placement. The Company has incurred operating losses since inception, has incurred negative cash flows from operating activities and had an accumulated deficit of $39,855,516 as of September 30, 1999. The Company has had a limited operating history as a software product company and has not made significant sales of its products. Therefore, revenues are difficult to predict. The Company anticipates that its cash and cash equivalent balances, may be insufficient to satisfy its operating cash flow requirements in the foreseeable future. Given the Company's continued operating losses, the Company may need additional financing to continue operations. However, there can be no assurances that the Company will be successful in raising additional funds. See "Risk Factors That May Affect Future Results" included elsewhere herein. The sale of additional equity securities will result in additional dilution to the Company's stockholders.

         Net cash used in operating activities was $4,720,000 and $5,476,000 for the nine month period ended in 1999 and 1998, respectively. For 1999, net cash used in operating activities was primarily attributable to a net loss of $4,443,000 and an increase in net accounts receivable of $616,000, reduced by depreciation and amortization of $320,000. For 1998, net cash used in operating activities was primarily attributable to a net loss of $6,104,000, less depreciation and amortization of $310,000 and a decrease in net accounts receivable of $240,000. Net cash provided by financing activities was $5,775,000 in 1999, primarily as a result of the collection of stock subscription receivables, the closing of the Series C Private Placement and the exercise of common stock purchase warrants.

         The Company does not currently have a line of credit with a commercial bank. As of September 30, 1999, the Company's principal commitments consisted of obligations under operating and capital leases and employment agreements. At that date, the Company had approximately $347,000 in liabilities under capital leases, which are payable through 2001. Pursuant to employment agreements with executive officers of the Company as of September 30, 1999, the Company's remaining obligation is to pay $98,000 and $390,000 in salaries for the years ended December 31, 1999 and 2000, respectively.

YEAR 2000 COMPLIANCE

         We have assessed the readiness of our internal business information systems for handling the Year 2000 and the Year 2000 compliance of our products. We expect that we will successfully address Year 2000 issues relating to our internal business information systems by the end of fiscal 1999.

         We believe that our current products are Year 2000 compliant. However, it is possible that current or future customers will assert claims against us with respect to Year 2000 issues and, in the event such claims are asserted and adjudicated in favor of these customers, our liability could be material. We have taken steps to identify affected customers and assist them in assessing risks that may be associated with our products. We may incur increasing costs regarding customer service related to these actions over the next few years. As our customer service programs are currently ongoing, we are unsure of the scope of any resulting Year 2000 issues and potential liability resulting from such issues. We do not know the potential impact on our business, operating results and financial condition with respect to these matters.

         We have had discussions with our significant vendors, service providers and large customers to evaluate Year 2000 issues, if any, relating to the interaction of their systems with our internal systems. We have received limited information from these third parties and we do not believe we will receive all of this information. Thus, despite the initiation of these discussions, we lack the information necessary to estimate the potential impact of Year 2000 compliance issues relating to these third parties and their interaction with us and are unsure of when we will receive such information.

         We have not incurred any material expenditures in connection with identifying or evaluating Year 2000 compliance issues. Most of our expenses have related to the opportunity cost of time spent by our employees evaluating our internal business information systems, our products and the interaction of our internal business information systems with the internal systems of third parties. Although we are unaware of any material operational issues or costs associated with preparing our internal business information systems and products for the Year 2000, we are unsure that we will avoid serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in our technology. Such unanticipated negative consequences and/or material costs, if incurred, could have a material adverse effect on our business, operating results or financial condition.

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

         ALTHOUGH WE RECENTLY RECEIVED ADDITIONAL FINANCING, WE MAY NEED FURTHER FINANCING TO CONTINUE OUR OPERATIONS.

         During June, July and August 1999, we received net proceeds of $4,089,791 from the sale of 45 units of Series C Preferred Stock. We have had a limited operating history as a software product company, have not made significant sales of our products and our revenues are difficult to predict. Given our continued operating losses, we may need additional financing to continue operations. Our current projections indicate that if our forecasts are achieved, we may have enough cash to continue operations until May 2000; however, we are unable to predict how long we will be able to continue our operations. We have no commitments, agreements or understandings regarding additional financings and we may be unable to obtain additional financing on satisfactory terms or at all.

         WE HAVE HAD A HISTORY OF OPERATING LOSSES AND PROJECT FUTURE LOSSES; THEREFORE WE HAVE DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

         At September 30, 1999, our accumulated deficit was $39,855,516. For the nine months ended September 30, 1999 and the fiscal years ended December 31, 1998 and 1997, we incurred net losses of $4,443,060, $7,294,032 and $10,563,484, respectively. We have incurred a net loss in each year of our existence, and have financed our operations primarily through sales of equity and debt securities. Our expense levels are high and our revenues are difficult to predict. The independent accountants' report on our financial statements for the year ended December 31, 1998 states that our recurring losses from operations, our deficiencies in working capital and stockholders equity, and negative cash flow from operating activities raise substantial doubt about our ability to continue as a going concern.

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

         o        product and price competition in our industry

         o        our  success  in   expanding   our  direct   sales  force  and
                  establishing indirect channel partners

         o        our ability to develop and market products and control costs

         o the percentage of our revenues that is derived from indirect channel partners

         WE HAVE HAD A LIMITED OPERATING HISTORY AS A SOFTWARE PRODUCT COMPANY AND LACK ANY SUBSTANTIAL REVENUE.

         We have a limited operating history as a software product company and have made only limited sales of our products. Our total revenues for the year ended December 31, 1998 and for the nine months ended September 30, 1999 were $928,505 and $1,160,859, respectively. Prior to 1997, our revenues were derived primarily from contract data analysis services, which we no longer provide.

         OUR REVENUES DEPEND ON SALES OF QUERYOBJECT SYSTEM AND WE ARE UNCERTAIN WHETHER THERE WILL BE BROAD MARKET ACCEPTANCE OF THIS PRODUCT.

         Substantially all of our revenues for the foreseeable future are expected to be derived from sales of QueryObject System. Between January 1, 1995 and September 30, 1999, we had software product revenue from only 26 QueryObject System installations, including those sold pursuant to reseller agreements for the resellers' own use. Our future financial performance will depend upon the successful introduction and customer acceptance of QueryObject System and the development of new and enhanced versions of the product. If we fail to achieve broad market acceptance of QueryObject System, it would have a material adverse effect on our business, operating results and financial condition.

         OUR COMMON STOCK WAS DELISTED FROM THE NASDAQ SMALLCAP MARKET AND THERE MAY BE A LIMITED TRADING MARKET FOR OUR STOCK.

         Effective with the close of business on May 6, 1999, our common stock was delisted from the Nasdaq SmallCap Market because of our inability to comply with certain maintenance standards required for continued listing on the Nasdaq SmallCap Market, including the net tangible asset requirement. We fell out of compliance primarily as a result of continued losses during 1998.

         Now that our common stock has been delisted from the Nasdaq SmallCap Market, trading in our common stock is conducted on the OTC Bulletin Board and the Boston Stock Exchange. The Boston Stock Exchange has notified us that while we currently meet its continuing listing requirements, the exchange will monitor whether continued operating losses will jeopardize our ability to comply with its requirement that we have at least $500,000 in net tangible assets.

         If our common stock is delisted from the Boston Stock Exchange, our common stock could be considered a penny stock. Securities and Exchange Commission regulations generally define a penny stock to be an equity security that is not listed on Nasdaq or a national securities exchange and that has a market price of less than $5.00 per share, subject to certain exceptions. The regulations of the Securities and Exchange Commission would require broker-dealers to deliver to a purchaser of our common stock a disclosure schedule explaining the penny stock market and the risks associated with it. Various sales practice requirements are also imposed on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). In addition, broker-dealers must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. If our common stock is traded only on the OTC Bulletin Board and becomes subject to the regulations applicable to penny stocks, investors may find it more difficult to obtain timely and accurate quotes and execute trades in our common stock.

         WE ARE SEEKING TO DEVELOP STRATEGIC RELATIONSHIPS WITH INDIRECT CHANNEL PARTNERS TO INCREASE SALES, BUT WE MAY BE UNABLE TO ATTRACT EFFECTIVE PARTNERS AND WE WILL HAVE LOWER GROSS MARGINS FOR SALES THROUGH INDIRECT CHANNEL PARTNERS.

         As part of our sales and marketing efforts we are seeking to develop strategic relationships with indirect channel partners, such as original equipment manufacturers and value-added resellers, to increase the number of our customers. We currently are investing, and intend to continue to invest, significant resources to develop indirect channel partners. Our results of operations will be adversely affected if we are unable to attract indirect channel partners to market our products effectively and provide timely and cost effective customer support and service. If we successfully sell products through these sales channels, the lower unit prices we expect to receive for such sales will result in our gross margins being lower than if we had sold those products through our direct sales force.

         WE ARE DEPENDENT ON A FEW SIGNIFICANT CUSTOMERS AND THE LOSS OF A SINGLE CUSTOMER COULD ADVERSELY AFFECT OUR BUSINESS.

         For the nine months ended September 30, 1999, four customers accounted for 86%, and for the fiscal year ended December 31, 1998, four customers accounted for 80%, of our total revenues. We are unsure if we will realize significant future revenues from any of these customers. We also expect that for the foreseeable future a relatively small number of customers and value added resellers will account for a significant percentage of our revenues. The loss of any such customer would have a material adverse effect on our operating results and financial condition.

         WE ARE DEPENDENT ON A FEW KEY PERSONNEL AND WE NEED TO ATTRACT AND RETAIN HIGHLY QUALIFIED TECHNICAL, SALES, MARKETING, DEVELOPMENT AND MANAGEMENT PERSONNEL.

         Our future performance depends in significant part upon the continued service of key technical, sales and senior management personnel. The loss of the services of one or more of our key employees, in particular, Robert Thompson, our President and Chief Executive Officer, or Daniel M. Pess, our Chief Operating and Financial Officer, could have a material adverse effect on our business, operating results and financial condition. We have employment agreements with Mr. Thompson and Mr. Pess that expire in December 2001.

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

         WE LACK PROPRIETARY TECHNOLOGY PROTECTION OF OUR PRODUCTS AND MAY RISK INFRINGEMENT UPON TECHNOLOGY DEVELOPED BY OTHERS.

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

         From time to time, third parties may assert patent, copyright and other intellectual property claims against us. If we are unable to license protected technology that may be used in our products, we could be prohibited from manufacturing and marketing such products. We also could incur substantial costs to redesign our products, to defend any legal action taken against us or to pay damages to any infringed party. Litigation, which could result in substantial cost to and diversion of our resources, may be necessary to enforce our other intellectual property rights or to defend us against claimed infringement of the rights of others.

         WE INTEND TO EXPAND OUR INTERNATIONAL SALES, BUT THERE ARE SUBSTANTIAL RISKS INVOLVED, INCLUDING EFFECTIVELY ESTABLISHING ADDITIONAL FOREIGN OPERATIONS AND FOREIGN REGULATORY CONCERNS.

         Our international sales for the nine months ended September 30, 1999 and for the fiscal year ended in 1998, were approximately 61% and 17% of our total revenue, respectively. We intend to expand our international operations and to enter additional international markets, which will require significant management attention and financial resources and could adversely affect our business, operating results or financial condition. To expand international sales successfully, we must establish additional foreign operations, hire additional personnel and recruit additional international resellers and distributors. If we are unable to do so in a timely manner, our growth, if any, in international sales will be limited, and our business, operating results and financial condition could be materially adversely affected. We anticipate that our international sales, if any, will be denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and, therefore, potentially less competitive in those markets. Additional risks inherent in our future international business activities generally include:

         o        unexpected  changes in  regulatory  requirements
         o        tariffs  and other trade barriers
         o        costs of localizing  products for foreign countries
         o        longer accounts receivable payment cycles

         THE MARKET PRICE OF OUR COMMON STOCK IS VOLATILE.

         The market price of our common stock has in the past been, and may in the future continue to be, volatile. For instance, between January 1, 1998 and October 15, 1999, the closing price of our common stock has ranged between $.47 and $5.50. The volatility of the market price of our common stock may further increase now that our common stock has been delisted from the Nasdaq SmallCap Market. A variety of events may cause the market price of our common stock to fluctuate significantly, including:

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

         WE HAVE A SIGNIFICANT AMOUNT OF AUTHORIZED BUT UNISSUED PREFERRED STOCK, WHICH MAY AFFECT THE LIKELIHOOD OF A CHANGE OF CONTROL IN OUR COMPANY.

         As of October 15, 1999, our Board of Directors has the authority, without further action by the stockholders, to issue 2,275,625 shares of preferred stock on such terms and with such rights, preferences and designations, including, without limitation restricting dividends on our common stock, dilution of the voting power of our common stock and impairing the liquidation rights of the holders of our common stock, as the Board may determine without any vote of the stockholders. Issuance of such preferred stock, depending upon the rights, preferences and designations thereof may have the effect of delaying, deterring or preventing a change in control. In addition, certain "anti-takeover" provisions of the Delaware General Corporation Law, among other things, may restrict the ability of our stockholders to authorize a merger, business combination or change of control.

         WE CAN GIVE NO ASSURANCES THAT OUR FORWARD LOOKING STATEMENTS WILL BE CORRECT.

         Certain forward-looking statements, including statements regarding our expected financial position, business and financing plans are contained in this prospectus or are incorporated in documents annexed as exhibits to this prospectus. These forward-looking statements reflect our views with respect to future events and financial performance. The words, "believe," "expect," "plans" and "anticipate" and similar expressions identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from such expectations are disclosed in this prospectus. All subsequent written and oral forward-looking statements attributable to us are expressly qualified in their entirety by the cautionary statements. We caution readers not to place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligations to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Part II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         As described under "Management's Discussion and Analysis or Plan of Operation -Liquidity and Capital Resources," the Company has closed on the Series C Private Placement. The sale of the securities in the Series C Private Placement was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. Seaboard Securities, Inc. acted as the placement agent of the Series C Private Placement. For more information relating to the Series C Private Placement (including the conversion or exercise terms of the securities issued in the Private Placement), please see "Note 6. - Notes to the Condensed Consolidated Financial Statement."

         During the three months ended September 30, 1999, the Company issued an aggregate of 119,500 shares of Common Stock pursuant to the conversion of Series A Preferred Stock and Series B Preferred Stock. The Company also issued an aggregate of 168,150, shares of Common Stock pursuant to the exercise of warrants granted in the Series A Private Placement and the Series B Private Placement. The warrants had an exercise price of $.50 per share of Common Stock. The issuance of the shares of Common Stock upon the conversion of the Series A Preferred Stock and the Series B Preferred Stock and the exercise of the Warrants was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              Statement of Computation of Net Loss Per Share (Exhibit 11.1) Financial Data Schedule (Exhibit 27.1)
              Employment Agreement, dated January 1, 1999, by and between Robert Thompson and QueryObject Systems Corporation (Exhibit 99.1) Employment Agreement, dated January 1, 1999, by and between Daniel Pess and QueryObject Systems Corporation (Exhibit 99.2)
              Agreement of Sublease, dated as of October 6, 1999, between QueryObject Systems Corporation and Progressive Casualty Insurance Company (Exhibit 99.3)
              Agreement of Lease, dated as of August 13, 1999, between LKM Expressway Plaza Limited Partnership and QueryObject Systems Corporation - Expressway Plaza One, Suite 208 (Exhibit 99.4)

         (b)  Reports of Form 8-K

              No Reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: November 12, 1999        QUERYOBJECT SYSTEMS CORPORATION



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