Form 10KSB
period 1999-12-31
QUERYOBJECT SYSTEMS CORP
filed 2000-03-30
CIK 855743

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                   FORM 10-KSB

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ____

                         Commission file number 1-13587

                         QUERYOBJECT SYSTEMS CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


              Delaware                                94-3087939
    -------------------------------         ------------------------------------
    (State or other jurisdiction of         (IRS Employer Identification Number)
    incorporation or organization


        One Expressway Plaza , Suite 208, Roslyn Heights, New York 11577
--------------------------------------------------------------------------------
             (Address of Principal Executive Offices)          (Zip Code)

       Registrant's telephone number, including area code: (516) 228-8500

          Securities registered pursuant to Section 12(b) of the Act:

                     Common Stock, par value $.003 per share

          Securities registered pursuant to Section 12(g) of the Act:

                                      None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                             Yes  /X/     No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

         State the issuer's revenues for its most recent fiscal year: The issuer's revenues for the fiscal year ended December 31, 1999 were $1,774,109.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the price at which the stock was sold on March 28, 2000 was approximately: $60,000,000. Solely for the purposes of this calculation, shares held by directors and officers of the Registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the Registrant that such individuals are, in fact, affiliates of the Registrant.

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At March 28, 2000, there were outstanding 9,712,545 shares of the Registrant's Common Stock, $.003 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Certain portions of the Registrant's definitive proxy statement to be filed not later than April 30, 2000 pursuant to Regulation 14A are incorporated by reference in Items 9 through 12 of Part III of this Annual Report on Form 10-KSB.

         Transitional Small Business Disclosure Format (check one):


                  Yes   / / No /X/

                                     PART I


ITEM 1.           DESCRIPTION OF BUSINESS



Company Overview

         QueryObject Systems Corporation (the "Company") develops and markets proprietary business intelligence software solutions that enable business managers to make strategic decisions, leveraging existing corporate data.
Through the evolution of technology, businesses operating in transaction intensive industries, such as telecommunications, healthcare, insurance and financial services, have dramatically increased their ability to gather and store large amounts of data generated from various sources. Such data contains information that, if extracted effectively and efficiently, can be used to enhance strategic corporate development. While companies have invested heavily in capturing data, they have only begun to focus significant resources on the management and analysis of such data; consequently, the data gathering and analysis industry is experiencing significant growth. The Company developed its products in response to the need by companies to analyze these increasing volumes of data.

         In the third quarter of 1996, the Company began the process of shifting its focus from using its proprietary technologies to provide contract data analysis services, to the sale and support of its proprietary products, thereby enabling customers to do their own analysis. The process was substantially completed in 1998. The Company has realized limited sales of its products.

         The Company was incorporated in Delaware in 1997 and is the successor by merger to CrossZ International, Inc., a California corporation, incorporated in 1989. In May 1998, the name of the Company was changed from CrossZ Software Corporation to QueryObject Systems Corporation to reflect the change in the Company's focus. Unless otherwise indicated, references to the Company also include its predecessor and its subsidiaries, internetQueryObject Corporation ("IQO") and QueryObject Systems Corporation, Ltd. In January 2000, the Company consummated a one- for-three reverse stock split of its Common Stock. All share and per share amounts and option and warrant information in this Annual Report on Form 10-KSB have been restated to reflect the one-for-three reverse stock split.


Industry Background

         Data marts are component technologies in the "Business Intelligence" or more broadly, the "Data Warehousing" market. International Data Corp. ("IDC"), a leading technology consulting/research company, estimates that the size of this market will increase to over $5.0 billion by the end of 2000, with an annual compound growth rate of approximately 30%. The stimulus for this growth is the exceptional returns on capital experienced by companies that have invested in data warehousing and related technologies. IDC studied 62 companies that invested an average of $2.2 million each in data warehousing and found that the average return on investment after three years was 401%.

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

         The response to the inefficiencies of the data warehouse has been the development of the data mart. However, much of the traditional data mart technology is still based on the relational model employed in the data warehouse and often does not present that data in a fully transformed form most suitable for analytical as opposed to storage purposes.

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


QueryObjet System(R)

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

         The Company believes that QueryObject System offers the following advantages over conventional data marts:

         o Plug and Play with Raw Data: QueryObject System allows the user to extract virtually unlimited amounts of raw data directly from existing data warehouse or a production database, without the need to aggregate and then summarize the data.

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

         Develop Strategic Relationships. To accelerate the adoption of the QueryObject System as a standard platform business intelligence application, the Company has begun to form strategic relationships with many providers of business intelligence software applications, tools and services. The Company has established license agreements and VAR ("value-added resellers") relationships with several companies that have resulted in revenue for the year ended December 31, 1999, including AmerInd, Inc., Dimension Sweden and CZ Solutions S.p.A.

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

         Expand Sales and Marketing Capabilities. The Company intends to expand its sales and marketing capabilities, both domestically and internationally, by increasing the size of its direct sales organization and developing an indirect channel of distributors such as original equipment manufacturers ("OEMs") and value added resellers ("VARs"). During 1997, the Company opened an office in the United Kingdom to enter the European marketplace.

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



                   Product                Configuration        Operating System
QueryObject DBA                              Client             Win 95-98/NT
QueryObject Designer                         Client             Win 95-98/NT
QueryObject Engine                           Server             MVS, UNIX, NT
QueryObject Server Personal Edition          Client             Win 95-98/NT
QueryObject Server, Enterprise Edition       Server             UNIX, NT
QueryObject Server, Web Edition              Server             UNIX, NT
QueryObject Analyzer                         Server             UNIX, NT


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

         QueryObject Analyzer is a small JAVA based OLAP analysis tool. It is automatically downloaded to a users WEB Browser and allows them to quickly and easily analyze QueryObjects hosted on a customers WEB Server. Analyzer provides a zero administration client and can be used on any JAVA Browser, Windows, UNIX or Apple Macintosh.

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

         The Company's sales, marketing and related customer support services organization consisted of 15 full time employees as of December 31, 1999. The sales staff is based at the Company's corporate headquarters in Uniondale, New York and its European branch office outside of London, England. To support its sales force, the Company engages in direct mail solicitations, telesales and public relations and presents its products at trade shows.

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

internetQueryObject Corporation

         The Company formed IQO in March 1999. In March 2000, IQO and the Company entered into a exclusive licensing agreement, with a stated term through December 31, 2005 (the "License Term") under which IQO was granted the exclusive license to resell the Company's database, data streaming and data distribution technology to Internet based businesses. For calendar years 2000 and 2001, IQO is obligated to pay to the Company a Percentage Royalty as follows; 20% on the first $1,000,000 of Adjusted Net Sales (as defined), 18% on Adjusted Net Sales from $1,000,001 to $2,000,000, 15% on Adjusted Net Sales from $2,000,001 to
$5,000,000, and 12% on Adjusted Net Sales over $5,000,000. The Company and IQO will use their best efforts to renegotiate these royalty rates for calendar years 2002 and beyond. In the event that the Company and IQO are unable to agree on Percentage Royalty rates for the remaining License Term, the Percentage Royalty rates shall remain the same. IQO must also pay to the Company fees in an amount equal to 25% of its revenue derived from the sale of maintenance services relating to the licensed technology to its customers.

         To date, IQO has signed one customer, Global Network Privacy, Inc. There can be no assurance whether there will be market acceptance by Internet-based businesses of the Company's database, data streaming and data distribution technology. As described under Note 14 to Notes to the Consolidated Financial Statements, IQO is seeking to raise $5,000,000 in a private placement of its preferred stock. Such securities will not be and have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

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

         As of December 31, 1999, the Company's research and development organization consisted of 16 full time employees. The Company also utilizes independent contractors located in Europe for its development activities. During 1999 and 1998, research and development expenses were $2,282,910 and $2,305,678 or 129% and 248% of total revenues, respectively. The Company will continue to commit substantial resources to research and development in the future.

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

         While the Company has applied for a patent for its internet streaming technology, the Company is unable to predict whether it will receive such patent and the Company currently has no other United States patents or corresponding patent applications pending elsewhere. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology or design around any patents that may be owned in the future by the Company. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of its products or to obtain and use information that it regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect the Company's proprietary rights as fully as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights in the United States or abroad will be adequate or that competitors will not independently develop similar technology. The Company has entered into source code escrow agreements with a limited number of its customers and VARs requiring release of source code. Such agreements provide that such parties will have a limited, non-exclusive right to use such code in the event that there is a bankruptcy proceeding by or against the Company, if the Company ceases to do business or if the Company fails to meet its contractual obligations. The provision of source code may increase the likelihood of misappropriation by third parties.

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

Competition

         The market in which the Company competes is intensely competitive, highly fragmented and characterized by rapidly changing technology and a lack of standards. The Company's current and prospective competitors offer a variety of multidimensional data mart software solutions and generally fall within five categories: (i) vendors of relational database products sold for analytical (data warehouse and data mart) purposes such as Oracle, Informix, Sybase, and Microsoft; (ii) vendors of multidimensional database and analysis software such as Oracle (Express), Hyperion (Essbase) and Microsoft (Plato); (iii) vendors of OLAP/relational database software such as Informix (Red Brick), Sterling Software (Decision Suite) and Seagate Software (Holos); (iv)vendors of query acceleration products such as Nucleus (Sand Technology) and IQ (Sybase);and (v) vendors of vertical software applications for budgeting and financial consolidation, such as Hyperion Software Corporation (Hyperion and FYPlan) and consulting vendors such as Arthur Andersen and Deloitte & Touche, who focus on customer applications in the telecommunications, banking, insurance and retail industries.

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

Employees

         As of December 31, 1999, the Company had a total of 35 full time employees, including 16 in research and development, 15 in sales and marketing and related customer support services and 4 in administration. None of the Company's employees is represented by a collective bargaining agreement, nor has the Company experienced any work stoppage. The Company considers its relations with its employees to be good.

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

We May Need Further Financing to Continue Our Operations.

         We have had a limited operating history as a software product company, have not made significant sales of our products and our revenues are difficult to predict. Our total revenues for the year ended December 31, 1999 and for the year ended December 31, 1998 were $1,774,109 and $928,505, respectively. Given our continued operating losses, we may need additional financing to continue operations. We anticipate that our cash and cash equivalent balance may be insufficient to satisfy our cash flow requirements for more than 12 months, since we are unable to predict if we will have sufficient revenues to enable us to continue our operations without additional financing. We have no commitments, agreements or understandings regarding additional financings and we may be unable to obtain additional financing on satisfactory terms or at all.

We Have Had a History of Operating Losses and Project Future Losses; Therefore We Have Doubt About Our Ability To Continue as a Going Concern.

         At December 31, 1999, our accumulated deficit was $41,338,047. For the fiscal years ended December 31, 1999 and 1998, we incurred net losses of $5,925,591 and $7,294,032, respectively. We have incurred a net loss in each year of our existence, and have financed our operations primarily through sales of equity and debt securities. Our expense levels are high and our revenues are difficult to predict. The independent accountants' report on our financial statements for the year ended December 31, 1999 states that our recurring losses from operations and negative cash flow from operating activities raise doubt about our ability to continue as a going concern.

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

         o         our  success  in   expanding   our  direct  sales  force  and
                   establishing indirect channel partners

         o         our ability to develop and market products and control costs

         o the percentage of our revenues that is derived from indirect channel partners

Our Revenues Depend On Sales of QueryObject System and We Are Uncertain Whether There Will be Broad Market Acceptance of this Product.

         Substantially all of our revenues for the foreseeable future are expected to be derived from sales of QueryObject System. Between January 1, 1995 and December 31, 1999, we had software product revenue from only 32 QueryObject System installations, including those sold pursuant to reseller agreements for the resellers' own use. Our future financial performance will depend upon the successful introduction and customer acceptance of QueryObject System and the development of new and enhanced versions of the product. If we fail to achieve broad market acceptance of QueryObject System, it would have a material adverse effect on our business, operating results and financial condition.

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

We Are Seeking to Develop Additional Strategic Relationships With Indirect Channel Partners to Increase Sales, But We May be Unable to Attract Effective Partners and We Will Have Lower Gross Margins For Sales Through Indirect Channel Partners.

         As part of our sales and marketing efforts we are seeking to develop additional strategic relationships with indirect channel partners, such as original equipment manufacturers and value-added resellers, to increase the number of our customers. We currently are investing, and intend to continue to invest, significant resources to develop indirect channel partners. Our results of operations will be adversely affected if we are unable to attract indirect channel partners to market our products effectively and provide timely and cost effective customer support and service. If we successfully sell products through these sales channels, the lower unit prices we expect to receive for such sales will result in our gross margins being lower than if we had sold those products through our direct sales force.

We Are Dependent on a Few Significant Customers and the Loss of a Single Customer Could Adversely Effect Our Business.

         For the fiscal year ended December 31, 1999, four customers accounted for 72%, and for the fiscal year ended December 31, 1998, four customers accounted for 80%, of our total revenues. We are unsure if we will realize significant future revenues from any of these customers. We also expect that for the foreseeable future a relatively small number of customers and value added resellers will account for a significant percentage of our revenues. The loss of any such customer would have a material adverse effect on our operating results and financial condition.

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

We Lack Proprietary Technology Protection of Our Products And May Risk Infringement Upon Technology Developed by Others.

         We rely primarily on a combination of trade secrets, confidentiality agreements and contractual provisions to protect our proprietary technology. We license rather than sell our software and require licensees to enter into license agreements that impose certain restrictions on their ability to utilize the software. In addition, we seek to avoid disclosure of our trade secrets, including but not limited to requiring those persons with access to our proprietary information to execute confidentiality agreements and restricting access to our source code. These steps afford only limited protection. While we have applied for a patent for our internet streaming technology, we are unable to predict whether we will receive such patent and we have no other patents or patent applications pending. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. Policing unauthorized use of our products may be difficult and costly, and software piracy may become a persistent problem. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States. We are unable to predict whether our means of protecting our proprietary rights will be adequate or whether competitors will independently develop the same technology.

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

         Our international sales for the fiscal years ended December 31, 1999 and December 31, 1998, were approximately 49% and 17% of our total revenue, respectively. We intend to expand our international operations and to enter additional international markets, which will require significant management attention and financial resources and could adversely affect our business, operating results or financial condition. To expand international sales successfully, we must establish additional foreign operations, hire additional personnel and recruit additional international resellers and distributors. If we are unable to do so in a timely manner, our growth, if any, in international sales will be limited, and our business, operating results and financial condition could be materially adversely affected. We anticipate that expanded international sales, if any, will be denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and, therefore, potentially less competitive in those markets. Additional risks inherent in our future international business activities generally include:

         o         unexpected changes in regulatory requirements

         o         tariffs and other trade barriers

         o         costs of localizing products for foreign countries

         o         longer accounts receivable payment cycles

The Market Price of Our Common Stock Is Volatile.

         The market price of our common stock has in the past been, and may in the future continue to be, volatile. For instance, between January 1, 1998 and March 15, 2000, the closing price of our common stock has ranged between $1.41 and $16.50. The volatility of the market price of our common stock may further increase now that our common stock has been delisted from the Nasdaq SmallCap Market. A variety of events may cause the market price of our common stock to fluctuate significantly, including:

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

We Have a Significant Amount of Authorized But Unissued Preferred Stock, Which May Affect the Likelihood of a Change of Control in our Company.

         As of March 15, 2000, our Board of Directors has the authority, without further action by the stockholders, to issue 3,355,000 shares of preferred stock on such terms and with such rights, preferences and designations, including, without limitation restricting dividends on our common stock, dilution of the voting power of our common stock and impairing the liquidation rights of the holders of our common stock, as the Board may determine without any vote of the stockholders. Issuance of such preferred stock, depending upon the rights, preferences and designations thereof may have the effect of delaying, deterring or preventing a change in control. In addition, certain "anti-takeover" provisions of the Delaware General Corporation Law, among other things, may restrict the ability of our stockholders to authorize a merger, business combination or change of control.

We Have a Significant Amount of Outstanding Options, Warrants and Convertible Preferred Stock.

         As of March 15, 2000 we have outstanding options to purchase an aggregate of 2,381,845 shares of our common stock at a weighted average exercise price of $4.75 per share and outstanding warrants to purchase an aggregate of 764,690 shares of common stock at a weighted average exercise price of $11.15 per share. As a result of the 1998 and 1999 private placements, we also have outstanding shares of convertible preferred stock that are convertible into an aggregate of 645,171 shares of common stock. The exercise of all of outstanding warrants and options and/or the conversion of the outstanding convertible preferred stock would dilute the then-existing stockholders' percentage ownership of the common stock, and any sales in the public market of the common stock issuable upon such exercise and conversion could adversely affect prevailing market prices for the common stock. Moreover, the terms upon which we would be able to obtain additional equity capital could be adversely affected because the holders of such securities can be expected to exercise or convert them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to than those provided by such securities.


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

ITEM 2.           DESCRIPTION OF PROPERTY

         The Company leases 8,082 square feet of office space in Roslyn Heights, New York as its principal administrative, sales, marketing and research and development facility. The lease relating to such facility expires in 2004. In addition, the Company also leases a sales office on a short-term basis outside of London, England. The Company believes that its existing facilities are adequate for its current needs but anticipates that it will need to seek additional space in the future. The Company believes that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

ITEM 3.           LEGAL PROCEEDINGS

                  Not Applicable.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not Applicable.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

         The Company's Common Stock is traded on the OTC Bulletin Board and the Boston Stock Exchange. As described under "Risk Factors That May Affect Future Results," the Company's Common Stock was delisted from the Nasdaq SmallCap Market at the close of trading on May 6, 1999. The table below sets forth the range of closing sale prices of the Common Stock on the Nasdaq SmallCap Market through May 6, 1999 and the closing bid prices of the Common Stock thereafter, on the OTC Bulletin Board. All prices presented have been restated to reflect a one-for-three reverse stock split effected in January 2000.


                                                     Common Stock
                                             High                    Low
                                             ----                    ---
Fiscal 1999
First Quarter . . . . . . . . . . . . . . . .$3.75                  $1.41
Second Quarter. . . . . . . . . . . . . .     3.00                   1.50
Third Quarter. . . . . . . . . . . . . . .    2.82                   1.98
Fourth Quarter . . . . . . . . . . . . . .    8.91                   2.28
Fiscal 1998
First Quarter . . . . . . . . . . . . . . . $13.68                  $9.00
Second Quarter. . . . . . . . . . . . . .    16.50                   9.00
Third Quarter. . . . . . . . . . . . . . .   14.07                   3.00
Fourth Quarter. . . . . . . . . . . . . . .   4.89                   1.50


         As of March 22, 2000, there were 188 record holders of the Company's Common Stock. The Company believes that there are in excess of 500 beneficial owners of its Common Stock.

         The Company has never paid any dividends on its Common Stock and does not intend to pay such dividends in the foreseeable future. The Company currently intends to retain any future earnings for the development and growth of the Company.

         During the three months ended December 31, 1999, the Company issued an aggregate of 297,761 shares of Common Stock pursuant to the conversion of Series A Convertible Preferred Stock ("Series A Preferred Stock"), Series B Convertible Preferred Stock ("Series B Preferred Stock") and Series C Convertible Preferred Stock ("Series C Preferred Stock"). The Company also issued an aggregate of 1,310,967 shares of Common stock pursuant to the exercise of warrants granted in the Series A Private Placement (as hereinafter defined), and the Series B Private Placement (as hereinafter defined). Such warrants had an exercise price of $1.50 per share of Common Stock. The Company also issued 968,720 shares of Common Stock pursuant to the exercise of warrants granted in the Series C Private Placement. Such warrants had an exercise price of $2.5875 per share of Common Stock. The issuance of the shares of Common Stock upon the conversion of the Series A, Series B and Series C Preferred Stock and the exercise of the warrants was made pursuant to the exemption contained in
Section 4(2) of the Securities Act of 1933, as amended.

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

         To date, the Company has incurred substantial losses from operations, and at December 31, 1999, had an accumulated deficit of $41,338,047. The Company expects to incur substantial operating expenses in the future to support its product development efforts, establish and expand its domestic and international sales and marketing capabilities, including recruiting additional indirect channel partners, and support and expand its technical and management personnel and organization.

         Revenues from the sales of the Company's products are generally recognized upon the execution of a software licensing agreement and shipment of the product, provided that no significant vendor obligations remain and the resulting receivable is deemed collectible by management. In instances where a significant vendor obligation exists, revenue recognition is deferred until such obligation has been satisfied. Allowances for estimated future returns are provided for upon shipment.


Results of Operations

         The  following   table  sets  forth  certain  items  in  the  Company's
consolidated statements of operations for the years ended December 31, 1999 and 1998 ($ in thousands):


                                                    Year Ended December 31,
                                                    1999               1998
                                                    ----               ----
Revenues
         Software licenses........................  $ 1,608          $   518
         Maintenance and services.................      166              111
         Other....................................      ---              300

         Total revenues...........................    1,774              929

Cost of revenues
Software licenses................................          94              6
         Maintenance and services................          92             89

Total cost of revenues...........................         186             95

Gross profit.....................................       1,588            834
Operating expenses
         Sales and marketing.....................       3,740          4,321
         Research and development................       2,283          2,306
         General and administrative..............       1,480          1,500

Total operating expenses.........................       7,503          8,127

Loss from operations.............................      (5,915)        (7,293)
  Interest income................................          45            118
  Interest expense...............................         (41)          (135)
  Other (expense) income, net....................         (15)            16
                                                          ---             --

Net loss.........................................     $(5,926)       $(7,294)
                                                      ========       ========


         Revenues

         The Company's license revenues have been generated from sales of QueryObject System. Maintenance revenues consist of ongoing support and product updates that are recognized ratably over the term of the contract, which is typically 12 months. Service revenues consist primarily of paid proof-of-concepts performed for customers on a project or contract basis and are recognized over the term of the respective agreements (See Note 1 of Notes to the Consolidated Financial Statements). The Company has recognized revenue for all periods presented in accordance with the American Institute of Certified Public Accountants Statement of Position 97-2 entitled "Software Revenue Recognition."

         Total revenues increased by $845,000, or 91%, from $929,000 for the year ended December 31, 1998 to $1,744,000 for the year ended December 31, 1999. License revenues increased by $1,090,000, or 210%, from $518,000 in 1998 to $1,608,000 in 1999. During 1999, license revenues were derived from the sale of eighteen licenses, while during 1998 license revenues were derived from the sale of eight licenses. Maintenance and service revenue increased by $55,000, or 50%, from $111,000 in 1998 to $166,000 in 1999. Maintenance and service revenue is expected to increase as the Company sells additional licenses. During 1998, the Company recorded $300,000 of non-recurring other revenue relating to the Company's completion of a project for a computer hardware manufacturer whereby the QueryObject System was engineered to run on their platforms.


         Cost of Revenues

         Cost of software license revenues consists primarily of royalties, product packaging, documentation and production costs. Cost of software license revenues increased as a percentage of software license revenues from 1.1% in 1998 to 5.8 % in 1999, primarily due to royalty payments made to third parties during 1999. Cost of maintenance and services revenues consist primarily of customer support costs and direct costs associated with proof-of-concept services. Cost of maintenance and services revenues decreased as a percentage of services and maintenance revenues from 80% in 1998 to 56% in 1999, primarily due to higher revenues that did not require significant additional personnel costs related to customer support.

         Operating Expenses

         Sales and Marketing. Sales and marketing expenses consist primarily of personnel costs, including sales commissions and incentives, of all personnel involved in the sales and marketing process, as well as related recruiting costs, public relations, advertising related costs, collateral material and trade shows. Sales and marketing expenses decreased by $581,000, or 13%, from $4,321,000 in 1998 to $3,740,000 in 1999, primarily due to reduced personnel related costs, including travel and entertainment expenses and recruiting fees, offset in part by higher consulting expense. The Company believes that its sales and marketing expenses will increase in absolute dollars as the Company continues to increase promotion and other marketing expenses.

         Research and Development. Research and development expenses consist primarily of salaries and other personnel related expenses, recruiting costs associated with the hiring of additional software engineers and quality assurance personnel, consultant costs and depreciation of development equipment. Research and development expenses decreased by $23,000, or 1%, from $2,306,000 in 1998 to $2,283,000 in 1999, primarily due to an increase in personnel related costs and depreciation, offset in part by reduced recruiting expense. The Company believes that a significant level of investment for product research and development is required to remain competitive and, accordingly, the Company anticipates that it will continue to devote substantial resources to product research and development and that these costs will increase in absolute dollars. To date, all research and development costs have been expensed as incurred.

         General and Administrative. General and administrative expenses consist primarily of personnel costs for finance, MIS, human resources and general management, as well as insurance and professional expenses. General and administrative expenses decreased by $20,000, or 1%, from $1,500,000 in 1998 to $1,480,000 in 1999, primarily due to higher consulting and bad debt expense, that was fully offset by a reduction in personnel related costs. The Company believes that its general and administrative expenses will increase in absolute dollars as it incurs additional administrative costs.

         Interest Income and Interest Expense

         Interest income represents income earned on the Company's cash and cash equivalents. Interest income decreased by $73,000, or 62%, from $118,000 in 1998 to $45,000 in 1999, primarily due to a lower level of cash and cash equivalents on deposit during 1999.

         Interest expense generally represents interest on capital equipment leases, and for 1998, charges relating to the H.C.C. Financial Services Loan Agreement (the "Loan Agreement"). Interest expense decreased by $94,000, or 70%, from $135,000 in 1998 to $41,000 in 1999. This decrease was primarily due to payments made to reduce the outstanding balance under the Loan Agreement during 1998. The remaining balance under the Loan Agreement was repaid in full during October 1998.


         Provision for Income Taxes

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The Company incurred net operating losses in 1999 and 1998 and consequently paid no federal or state income taxes. At December 31, 1999, the Company had net operating losses and research and experimental tax credit carryforwards of $37,705,000 and $259,000, respectively, available to offset future federal taxable income and tax. These net operating loss carryforwards expire at various dates through 2019. Although the determination of whether an ownership change has occurred is subject to factual and legal uncertainties, the Company believes that an ownership change occurred upon the completion of previous financings and such "ownership change" will materially limit the Company's ability to utilize its NOL carryforward. Moreover, while such loss carryforwards are available to offset future taxable income of the Company, the Company does not expect to generate sufficient taxable income so as to utilize all or a substantial portion of such loss carryforwards prior to their expiration.

         Liquidity and Capital Resources

         Since January 1, 1998, the Company has consummated several financings to fund operations as follows:

         (a) During June, July and August 1999, the Company sold 45 Units (the "Units") of Series C Preferred Stock totaling gross proceeds of $4,500,000 in a private placement (the "Series C Private Placement"). The purchase price per Unit was $100,000. Each Unit consisted of 100 shares of newly-created Series C Convertible Preferred Stock ("Series C Preferred Stock") and a Common Stock Purchase Warrant (the "Series C Warrants") exercisable until December 28, 2001 to purchase 33,333 shares of Common Stock at an exercise price of $2.5875 per share. As described below, the Series C Warrants have been called for redemption. The Company received net proceeds of $4,089,791 and issued 4,500 shares of Series C Preferred Stock, convertible into and aggregate of 1,739,133 shares of Common Stock, and granted Series C Warrants to purchase 1,500,000 shares of Common Stock. As of December 31, 1999, there were 3,855 shares of Series C Preferred Stock issued and outstanding.

         The Company granted the placement agent and the selected dealer in the Series C Private Placement options to purchase an aggregate of 146,667 shares of Common Stock and paid commissions and non-accountable expense allowances equal to 7.1% of the gross proceeds received by the Company.

         (b) During May and June 1999, the Company borrowed $400,000 from stockholders of the Company in exchange for promissory notes (the "1999 Notes Payable"). The 1999 Notes Payable bore interest at 12% per annum and were due at the earlier of June 30, 1999 or the successful consummation of the Series C Private Placement. Upon the initial closing of the Series C Private Placement on June 28, 1999, the 1999 Notes Payable were repaid.

         (c) In October and November 1998, the Company had the initial closing of two private placements -- the Series A Private Placement and the Series B Private Placement. The Series A Private Placement consisted of 1,750,000 Units (the "Series A Units") with a gross sales price of $3,500,000. The Series B Private Placement consisted of 10 Units (the "Series B Units") with a gross sales price of $1,000,000. Each Series A Unit consisted of one share of Series A Convertible Preferred Stock ("Series A Preferred Stock") and a warrant to purchase .83 of a share of Common Stock at a per share exercise price equal to $1.50. Each Series B Unit consisted of 10,000 shares of Series B Convertible Preferred Stock ("Series B Preferred Stock") and warrants to purchase an aggregate of 41,666 shares of Common Stock at a per share exercise price equal to $1.50. The Series A Units were sold at a purchase price of $2.00 per Unit and each share of Series A Preferred Stock share is convertible into 1.333 shares of Common Stock. The Series B Units were sold at a purchase price of $100,000 per Unit and each share of Series B Preferred Stock is convertible into 6.666 shares of Common Stock. The effective purchase price, on a Common Stock equivalent basis was $1.50 per common share, which represented a discount from the fair market value of the Company's Common Stock on the various dates of issuance. The Company consummated the final closing on each of the Series A Private Placement and the Series B Private Placement in February 1999 and received an aggregate of
(1) $3,181,000 from the Series A Private Placement (after deduction of commissions and expenses payable to the placement agent) and (ii) $814,000 from the Series B Private Placement (after deduction of commissions and expenses payable to the placement agent).

         In connection with the Series A and Series B Private Placements the placement agent was granted an option to purchase additional Series A and Series B Units equal to 10% of the Series A and Series B Units sold and received a commission and non-accountable expense allowance equal to 5.6% and 9.3% respectively, of the gross proceeds received by the Company.

         For a discussion of the terms of the securities issued in the Series A, Series B and Series C Private Placements see Note 7 to the Notes to the Consolidated Financial Statements.

         (d) In September and October 1998, the Company borrowed a total of $490,000 from stockholders of the Company in exchange for unsecured promissory notes (the "1998 Notes Payable"). The 1998 Notes Payable bore interest at 12% per annum and were due at the earlier of March 2000 or the successful consummation of the Series A and Series B Private Placement. Upon the initial closing of the Series A Private Placement in October 1998, $20,000 of such 1998 Notes Payable were converted into Series A Units and $170,000 of such 1998 Notes Payable were repaid through December 1998. The balance of $300,000, outstanding at December 31, 1998, was repaid in full in January 1999.

         In December 1999, all Series A, B and C Warrants were called for redemption. Certain Series A, B and C Warrants were exercised during 1999, prior to the call for redemption. For the year ended December 31, 1999, the exercise of Series A, B and C Warrants resulted in the issuance of 2,767,573 shares of Common Stock with proceeds to the Company of $5,213,908. All Series A, B and C Warrants were exercised and as a result, were not redeemed. In January 2000, the exercise of the remaining Series A, B and C Warrants resulted in the issuance of 591,697 shares of Common Stock with proceeds to the Company of $1,456,250.

         For the year ended December 31, 1999, the holders of Series A, B and C Preferred Stock elected to convert a total of 131,895 shares of preferred stock into 475,061 shares of Common Stock. As of December 31, 1999, the remaining outstanding Preferred Stock was convertible into 4,239,021 shares of Common Stock, of which substantially all were converted into Common Stock in 2000.

         As of December 31, 1999, the Company had $4,488,854 in cash and cash equivalents and working capital of $4,600,178. During 1999, the Company received $1,397,004 in working capital from the proceeds of the Series A Private Placement and Series B Private Placement, $4,089,791 from the closing of the Series C Private Placement and $5,213,906 from the exercise of warrants granted in the Series A, B and C Private Placements. The Company has incurred operating losses since inception, has incurred negative cash flows from operating activities and had an accumulated deficit of $41,338,047 and $35,412,456 as of December 31, 1999 and 1998, respectively. The Company has had a limited operating history as a software product company and has not made significant sales of its products. Therefore, revenues are difficult to predict. The Company anticipates that its cash and cash equivalent balances, may be insufficient to satisfy its operating cash flow requirements in the foreseeable future. In this event, there can be no assurances that the Company will be successful in raising additional funds. See "Risk Factors That May Affect Future Results" included elsewhere herein. The sale of additional equity securities will result in additional dilution to the Company's stockholders.

         Net cash used in operating activities was $6,423,000 and $7,089,000 in 1999 and 1998, respectively. For 1999, net cash used in operating activities was primarily attributable to a net loss of $5,926,000 and an increase in accounts receivable of $955,000, less depreciation and amortization of $438,000. For 1998, net cash used in operating activities was primarily attributable to a net loss of $7,294,000, less depreciation and amortization of $421,000 and a decrease in accounts receivable of $223,000. Net cash provided by financing activities was $10,319,000 and $2,727,000 in 1999 and 1998, respectively, primarily as a result of the Series A, B and C Private Placements and the exercise of common stock purchase warrants in 1999. Subsequent to December 31, 1999, the Company received an additional $1,456,000 in proceeds from the exercise of common stock purchase warrants. The Company believes that its cash and cash equivalent balance will be insufficient to satisfy its cash flow requirements for more than 12 months since the Company is unable to predict if it will have sufficient revenues to enable it to continue operations without additional financing.

         The Company does not currently have a line of credit with a commercial bank. As of December 31, 1999, the Company's principal commitments consisted of obligations under operating and capital leases and employment agreements. At that date, the Company had approximately $171,000 in outstanding borrowings under capital leases which are payable through 2001. Pursuant to employment agreements with executive officers of the Company as of December 31, 1999, the Company's obligation is to pay $390,000 in salaries for the years ended December 31, 2000 and 2001.

Year 2000 Compliance

         We have not suffered any significant Year 2000 problems with our internal systems or with our third-party vendors and licensors of material software and services. We completed our assessment and system tests of all current versions of hardware and software products and technology information systems that we use and believe that they are Year 2000 compliant. However, we continue to monitor our Year 2000 implications. We have not incurred any material costs in identifying or evaluating Year 2000 compliance issues.


ITEM 7.           FINANCIAL STATEMENTS

                  See Index to Financial Statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                  AND CONTROL PERSONS; COMPLIANCE WITH
                  SECTION 16(a) OF THE EXCHANGE ACT.

                  The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than April 29, 2000 pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934 ("Regulation 14A").


ITEM 10.          EXECUTIVE COMPENSATION.

                  The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than April 29, 2000 pursuant to Regulation 14A.


ITEM 11.          SECURITY OWNERSHIP OF CERTAIN
                  BENEFICIAL OWNERS AND MANAGEMENT.

                  The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than April 29, 2000 pursuant to Regulation 14A.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                  The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than April 29, 2000 pursuant to Regulation 14A.


ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K.

(a)               Exhibits


Exhibit
Number              Exhibits
 3.1                Certificate of Incorporation of the Company (Incorporated by
                    reference  to Exhibit 3.1 to the  Registration  Statement on
                    Form SB-2, No. 333-34667).
3.2                 By-laws  of the  Registrant,  as  amended  (Incorporated  by reference  to Exhibit 3.2 to the  Registration  Statement on
                    Form SB-2, No. 333-34667).
*3.3                Certificate of Amendment to the Certificate of Incorporation
                    of the Company
4.1                 Specimen   Certificate  of  the  Registrant's  Common  Stock
                    (Incorporated   by   reference   to   Exhibit   4.1  to  the
                    Registration Statement on Form SB-2, No. 333-34667).
4.2                 Form of  Representative's  Purchase  Option  granted  to GKN
                    Securities Corp. (Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form SB-2, No. 333-34667).
4.3                 Form of  Warrant  issued  in  connection  with the July 1997
                    Private Placement (Incorporated by reference to Exhibit 4.3 to the Registration Statement on Form SB-2, No. 333-34667).

Exhibit
Number              Exhibits
4.4                 Certificate of  Designations,  Preferences  and Other Rights
                    and  Qualifications of Series A Convertible  Preferred Stock
                    (Incorporated  by  reference  to  Exhibit  99(A) of the Form
                    10-QSB for the quarterly period ended September 30, 1998)
4.5                 Certificate   of   Correction   to   the    Certificate   of
                    Designations,    Preferences    and   Other    Rights    and
                    Qualifications  of  Series  A  Convertible  Preferred  Stock
                    (Incorporated  by  reference  to  Exhibit  99(B) to the Form
                    10-QSB for the quarterly period ended September 30, 1998).
4.6                 Certificate of  Designations,  Preferences  and Other Rights
                    and  Qualifications of Series B Convertible  Preferred Stock
                    (Incorporated  by  reference  to  Exhibit  99(C) to the Form
                    10-QSB for the quarterly period ended September 30, 1998).
4.7                 Certificate of  Designations,  Preferences  and Other Rights
                    and  Qualifications of Series C Convertible  Preferred Stock
                    (Incorporated   by   reference   to  Exhibit   4.12  to  the
                    Registration Statement on Form S-3, No. 333-88319).
10.1                1991 Incentive Stock Option Plan  (Incorporated by reference to Exhibit 10.1 to the Registration  Statement on Form SB-2,
                    No. 333-34667).
10.2                Form of Stock Option  Agreement  for  Non-Qualified  Options
                    granted to Advisors  (Incorporated  by  reference to Exhibit
                    10.2  to  the  Registration  Statement  on  Form  SB-2,  No.
                    333-34667).
10.3                Employment  Agreement,  dated as of January 1, 1999,  by and among,  the  Company  and  Daniel M. Pess  (Incorporated  by reference  to  Exhibit  99.2  to the  form  10-QSB  for  the quarterly period ended September 30, 1999).
10.4                Employment  Agreement,  dated as of January 1, 1999,  by and among,  the Company and Robert A. Thompson  (Incorporated by reference  to  Exhibit  99.1  to the  form  10-QSB  for  the quarterly period ended September 30, 1999).
10.5                Employment  Agreement,  dated as of October 14, 1997, by and among,  the Company  and Alan W.  Kaufman  (Incorporated  by reference to Exhibit 10.9(a) to the  Registration  Statement on Form SB-2, No. 333-34667).
10.6                Amendment to  Employment  Agreement,  dated as of January 9,
                    1999,  by  and  among,  the  Company  and  Alan  W.  Kaufman
                    (Incorporated  by  reference  to  Exhibit  10.6 to the  Form
                    10-KSB for the fiscal year ended December 31, 1998).
*10.7               Software License Agreement dated as of March 16, 2000 by and between the Company and internetQueryObject Corporation.
10.8                Agreement of Lease, dated as of August 13, 1999, between LKM
                    Expressway   Plaza  Limited   Partnership  and  the  Company
                    (Incorporated  by  reference  to  Exhibit  99.4 to the  Form
                    10-QSB for the quarterly period ended September 30, 1999).
*11.1               Computation of Net Loss Per Share.
*23                 Consent of PricewaterhouseCoopers LLP
*27                 Financial Data Schedule

-------------------------
*        Filed herewith.
(b)      Reports on Form 8-K
         None.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           QueryObject Systems Corporation


Dated: March 29, 2000         By: /s/ Robert Thompson
                                  ----------------------------------------------
                                 Robert Thompson
                                 Chairman, President and Chief Executive Officer

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


       Signature                        Title                          Date

/s/ Robert Thompson
-----------------------    Chairman, President and Chief          March 29, 2000
Robert Thompson            Executive Officer (Principal
                           Executive Officer)

/s/ Daniel M. Pess
-----------------------    Executive Vice President, Chief        March 29, 2000
Daniel M. Pess             Operating Officer and Chief
                           Financial Officer (Principal
                           Financial Officer and Principal
                           Accounting Officer)

/s/ Alan W. Kaufman        Director                               March 29, 2000
-----------------------
Alan W. Kaufman

/s/ Andre Szykier
-----------------------    Director                               March 29, 2000
Andre Szykier

/s/ Rino Bergonzi          Director                               March 29, 2000
-----------------------
Rino Bergonzi

/s/ Irwin Jacobs           Director                               March 29, 2000
-----------------------
Irwin Jacobs

/s/ Amy L. Newmark         Director                               March 29, 2000
-----------------------
Amy L. Newmark

                        QueryObject Systems Corporation
                       Consolidated Financial Statements
                           December 31, 1999 and 1998

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                            Page

Report of Independent Accountants............................................................F-2
Consolidated Balance Sheet as of December 31, 1999...........................................F-3
Consolidated Statement of Operations for the years ended December 31, 1999 and 1998..........F-4
Consolidated Statement of Changes in Stockholders' Equity (Deficit) for the years ended
  December 31, 1999 and 1998.................................................................F-5
Consolidated Statement of Cash Flows for the years ended December 31, 1999 and 1998..........F-6
Notes to the Consolidated Financial Statements...............................................F-7

                        Report of Independent Accountants

To the Board of Directors
and Stockholders of
QueryObject Systems Corporation

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of QueryObject Systems Corporation (the "Company") at December 31, 1999, and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has incurred negative cash flows from operating activities that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



PricewaterhouseCoopers LLP
Melville, New York
March 2, 2000

QueryObject Systems Corporation

Consolidated Balance Sheet
--------------------------------------------------------------------------------

                                                                               December 31,
                                                                                   1999
ASSETS
Current assets
     Cash and cash equivalents                                                $  4,488,854
     Accounts receivable, net of allowance for doubtful
         accounts of $92,700                                                     1,231,548
     Prepaid expenses and other current assets                                     148,234
                                                                              ------------

             Total current assets                                                5,868,636

Property and equipment, net                                                        846,300
Deposits and other assets                                                          157,047
                                                                              ------------

             Total assets                                                     $  6,871,983
                                                                              ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Accounts payable                                                         $    347,680
     Accrued expenses                                                              564,217
     Capital lease obligations due within one year                                 161,374
     Deferred revenue                                                              169,755
     Deferred rent                                                                  25,432
                                                                              ------------

             Total current liabilities                                           1,268,458

Capital lease obligations                                                            9,817
Deferred rent                                                                      266,861
                                                                              ------------

             Total liabilities                                                   1,545,136
                                                                              ------------

Stockholders' equity
     Preferred stock, $.001 par value: 4,000,000 shares
          authorized; 1,609,375, 90,500 and 3,855
          shares of Series A, B and C, respectively, issued and outstanding          1,704
     Common stock, $.003 par value: 60,000,000 shares
         authorized; 4,983,663 shares issued and outstanding                        14,951
     Additional paid-in-capital                                                 46,648,239
     Accumulated deficit                                                       (41,338,047)
                                                                              ------------

             Total stockholders' equity                                          5,326,847
                                                                              ------------

Commitments and contingencies (Notes 2 and 13)

             Total liabilities and stockholders' equity                       $  6,871,983
                                                                              ------------


The accompanying notes are an integral part of these consolidated financial statements.

QueryObject Systems Corporation


Consolidated Statement of Operations
--------------------------------------------------------------------------------

                                                                            Year Ended December 31,
                                                                              1999           1998

Revenues
     Software licenses                                                   $ 1,608,400    $   517,350
     Maintenance and services                                                165,709        111,155
     Other                                                                      --          300,000
                                                                         -----------    -----------

             Total revenues                                                1,774,109        928,505

Cost of revenues
     Software licenses                                                        93,637          5,668
     Maintenance and services                                                 92,488         88,756
                                                                         -----------    -----------

             Total cost of revenues                                          186,125         94,424
                                                                         -----------    -----------

Gross profit                                                               1,587,984        834,081
                                                                         -----------    -----------

Operating expenses
     Sales and marketing                                                   3,740,385      4,321,359
     Research and development                                              2,282,910      2,305,678
     General and administrative                                            1,479,823      1,500,506
                                                                         -----------    -----------

             Total operating expenses                                      7,503,118      8,127,543
                                                                         -----------    -----------

Loss from operations                                                      (5,915,134)    (7,293,462)

Interest income                                                               45,315        118,423
Interest expense                                                             (41,121)      (135,498)
Other (expense) income, net                                                  (14,651)        16,505
                                                                         -----------    -----------

Net loss                                                                 $(5,925,591)   $(7,294,032)
                                                                         -----------    -----------

Calculation of net loss available to common stockholders

Net loss                                                                 $(5,925,591)   $(7,294,032)
Effect of beneficial conversion feature of convertible preferred stock          --       (2,251,438)
                                                                         -----------    -----------

Net loss available to common stockholders                                $(5,925,591)   $(9,545,470)

Basic and diluted net loss per common share                              $     (2.57)   $     (5.59)
                                                                         -----------    -----------

Weighted average shares used in per share computation (Note 1)             2,302,641      1,706,735
                                                                         -----------    -----------


The accompanying notes are an integral part of these consolidated financial statements.

QueryObject Systems Corporation

Consolidated Statement of Changes in Stockholders' Equity (Deficit)
--------------------------------------------------------------------------------

                                                      Series A Convertible    Series B Convertible             Series C Convertible
                                                        Preferred Stock         Preferred Stock                  Preferred Stock
                                                      ------------------------------------------------------------------------------
                                                      Shares        Amount      Shares         Amount         Shares        Amountt
                                                                                      ---------------------------------------------

Balance at January 1, 1998                              --      $       --          --      $       --          --      $       --

Issuance of Series A & B preferred stock:
    For cash and notes, net of issuance costs      1,721,125           1,721     100,000             100
    In settlement of bridge notes payable             10,000              10
Beneficial conversion feature of convertible
    Series A and B preferred stock
Issuance of common stock options for
    consulting services
Receipt of receivable from stockholder
Common stock options exercised
Net loss
                                                ------------    ------------  ----------    ------------  ----------    ------------

Balance at December 31, 1998                       1,731,125           1,731     100,000             100        --              --

Issuance of Series C preferred stock, net                                                                      4,500             5
Conversion of preferred stock to common stock       (121,750)           (122)     (9,500)             (9)       (645)           (1)
Common stock warrants exercised
Issuance of common stock options for
    consulting services
Receipt of receivable from stockholders
Common stock options exercised
Net loss
                                                ------------    ------------  ----------    ------------  ----------    ------------

Balance at December 31, 1999                       1,609,375    $      1,609      90,500    $         91       3,855    $        4
                                                ------------    ------------  ----------    ------------  ----------    ------------



                                                    Common Stock         Additional                       Stock            Total
                                             -----------------------       Paid-in     Accumulated   Subscriptions   Stockholders'
                                                Shares        Amount       Capital        Deficit      Receivable   Equity (Deficit)
                                             ---------------------------------------------------------------------------------------

Balance at January 1, 1998                       1,703,535   $      5,111   $ 30,384,706  $(25,866,986) $    (12,300)   $  4,510,531

Issuance of Series A & B preferred stock:
    For cash and notes, net of issuance costs                                  4,096,777                  (1,519,200)      2,579,398
    In settlement of bridge notes payable                                         19,990                                      20,000
Beneficial conversion feature of convertible
    Series A and B preferred stock                                             2,251,438    (2,251,438)                          --
Issuance of common stock options for
    consulting services                                                          145,792                                     145,792
Receipt of receivable from stockholder                                                                        12,300          12,300
Common stock options exercised                       4,127              12        11,873                                      11,885
Net loss                                                                                    (7,294,032)                  (7,294,032)
                                                ----------   ------------   ------------  ------------  ------------    ------------

Balance at December 31, 1998                     1,707,662           5,123   $36,910,576  $(35,412,456) $ (1,519,200)  $    (14,126)

Issuance of Series C preferred stock, net                                      4,089,786                                   4,089,791
Conversion of preferred stock to common stock      475,095           1,425        (1,293)                                         --
Common stock warrants exercised                  2,767,573           8,303     5,205,605                                   5,213,908
Issuance of common stock options for
    consulting services                                                          471,861                                     471,861
Receipt of receivable from stockholders                                         (122,196)                  1,519,200       1,397,004
Common stock options exercised                      33,333             100        93,900                                      94,000
Net loss                                                                                    (5,925,591)                  (5,925,591)
                                                ----------   ------------   ------------  ------------  ------------    ------------

Balance at December 31, 1999                     4,983,663   $     14,951   $ 46,648,239  $(41,338,047) $       --      $  5,326,847
                                                ----------   ------------   ------------  ------------  ------------    ------------


The accompanying notes are an integral part of these consolidated financial statements.

QueryObject Systems Corporation

Consolidated Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                  Year Ended December 31,
                                                                   1999             1998

Cash flows from operating activities
     Net loss                                                $ (5,925,591)   $ (7,294,032)
     Adjustments to reconcile net loss to net cash used in
        operating activities
            Depreciation and amortization                         438,806         420,820
            Loss on disposition of equipment                        1,312            --
            Options issued for consulting services                471,861         145,792
            Changes in assets and liabilities
                Accounts receivable, net                         (955,021)        223,240
                Prepaid expenses and other current assets        (110,483)         10,503
                Deposits and other assets                         (76,015)          4,243
                Accounts payable and accrued expenses            (374,879)       (355,338)
                Deferred rent                                      22,465             896
                Deferred revenue                                   84,964          54,756
                Customer advance                                     --          (300,000)
                                                             ------------    ------------

                Net cash used in operating activities          (6,422,581)     (7,089,120)
                                                             ------------    ------------

Cash flows from investing activities
     Acquisitions of property and equipment                      (328,130)       (132,795)
     Repayment of stockholder note receivable                      65,000            --
     Proceeds from disposition of equipment, net                    1,948            --
     Note receivable from stockholder                                --           (65,000)
     Purchase of restricted certificate of deposit                   --           (23,201)
                                                             ------------    ------------

                Net cash used in investing activities            (261,182)       (220,996)
                                                             ------------    ------------

Cash flows from financing activities
     Proceeds from issuance of preferred stock, net             4,089,791       2,579,398
     Proceeds from exercise of common stock warrants            5,213,908            --
     Proceeds from exercise of common stock, options               94,000          11,885
     Collection of stock subscriptions receivable, net          1,397,004            --
     Proceeds from interim financings payable                        --           490,000
     Repayment of loans payable to stockholders                  (700,000)       (170,000)
     Proceeds from loan payable to stockholders                   400,000        (891,335)
     Proceeds from loan receivable from stockholder                  --            12,300
     Payments of capital lease obligations                       (176,104)       (235,706)
     Proceeds from sale-leaseback transaction                        --            29,202
     Release of restricted certificate of deposit                    --           901,040
                                                             ------------    ------------

                Net cash provided by financing activities      10,318,599       2,726,784
                                                             ------------    ------------

Net increase (decrease) in cash and cash equivalents            3,634,836      (4,583,332)

Cash and cash equivalents at beginning of year                    854,018       5,437,350
                                                             ------------    ------------

Cash and cash equivalents at end of year                     $  4,488,854    $    854,018
                                                             ------------    ------------

QueryObject Systems Corporation

Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------

1.       Organization and Summary of Significant Accounting Policies

         Organization
         QueryObject Systems Corporation (the "Company") was originally incorporated in California in February 1989. In November 1997, pursuant to a plan of corporate reorganization, the Company merged with its wholly owned Delaware subsidiary. The Company develops, markets and supports proprietary business intelligence software solutions that enable business managers to make strategic decisions based on their corporate data.

         Summary of significant accounting policies

         Basis of presentation
         The consolidated financial statements include the accounts of QueryObject Systems Corporation and its wholly owned subsidiaries, internetQueryObject Corporation ("IQO.com") and QueryObject Systems Corporation, Ltd. All significant intercompany transactions have been eliminated in consolidation.

         Restatement and reclassification for reverse stock split
         On January 27, 2000, the Company's stockholders approved a one-for-three reverse stock split of all common stock outstanding. The one-for-three reverse stock split also affects options and warrants outstanding as well as the conversion ratio of Convertible Preferred Stock into common stock. All share and per share amounts affecting net loss per share, weighted average number of common and common equivalent shares outstanding, common stock and all other stock transactions presented in these financial statements have been restated to reflect the one-for-three reverse stock split.

         Basic and diluted net loss per share
         Basic net loss per share is computed by dividing the net loss by the sum of the weighted average number of shares of common stock outstanding. The weighted average number of shares of common stock outstanding includes the number of common shares issuable upon the conversion of Convertible Preferred Stock, as of the date of conversion, and the number of common shares issuable upon the exercise of options and warrants, as of the date of exercise.

         Diluted earnings per share is based on the potential dilution that would occur on exercise or conversion of securities into common stock. At December 31, 1999 and 1998, outstanding options and warrants to purchase 3,406,390 and 4,011,201 shares of common stock, respectively, that could potentially dilute basic earnings per share in the future were not included in the computation of diluted net loss per share because to do so would have had an antidilutive effect for the periods presented. In addition, the Series A, B and C Convertible Preferred Stock issued during 1999 and 1998 has been excluded due to the antidilutive effect. As a result, the basic and diluted per share amounts are identical for all periods presented.

         Cash and cash equivalents
         The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

         Revenue recognition
         The  Company   recognizes  revenue  in  accordance  with  the  American
         Institute of Certified Public Accountants ("AICPA") Statement of Position 97-2 on Software Revenue Recognition. Revenue from product licensing is generally recognized after execution of a licensing agreement and shipment of the product, provided that no significant vendor obligations remain and the resulting receivable is deemed collectable by management. Maintenance revenues consist of ongoing support and product updates and are recognized ratably over the term of the contract, generally twelve months. Service revenues consist primarily of paid proof-of-concepts performed for customers on a project or contract basis and are recognized over the term of the respective agreements.

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

2.       Liquidity and Business Risks

         The Company has incurred operating losses since inception, has incurred negative cash flows from operating activities and had an accumulated deficit of $41,338,047 and $35,412,456 as of December 31, 1999 and
         1998, respectively. The Company has had a limited operating history as a software product company and has not made significant sales of its products, therefore, revenues are difficult to predict. The Company anticipates that its cash and cash equivalent balance at December 31, 1999 may be insufficient to satisfy its operating cash flow requirements in the foreseeable future. In this event, the Company may seek to sell additional equity or convertible debt securities, however, there can be no assurances that the Company would be successful in raising additional funds. The sale of additional equity or convertible debt securities would result in additional dilution to the Company's stockholders.

3.       Supplemental Cash Flow Information

                                                                       Year Ended
                                                                       December 31,
                                                                    1999         1998

Interest paid during the period                                 $   53,207   $  154,065
Schedule of non cash investing and financing activities:
     Common stock options issued for consulting services           471,861      145,792
     Capital lease obligations entered into during the period         --         29,202
     Series A Preferred Stock, issued for Interim Financing         20,000
     Beneficial conversion feature of Series A and B
         Convertible Preferred Stock                                  --      2,251,438

4.       Property and Equipment

         Property and equipment included the following:

                                                           December 31,
                                                              1999

         Computer equipment and software                   $2,077,342
         Furniture and fixtures                               197,675
         Office equipment                                     101,735
         Leasehold improvements                                40,348
                                                           ----------

                                                            2,417,100

         Less: accumulated depreciation and amortization    1,570,800
                                                           ----------

                                                           $  846,300
                                                           ----------

5.       Accrued Expenses

         Accrued expenses included the following:

                                                            December 31,
                                                               1999

         Executive compensation                              $255,577
         Compensation and related benefits                    182,704
         Consulting and professional fees                      37,073
         Commissions                                           18,012
         Other                                                 70,851
                                                             --------

                                                             $564,217
                                                             --------

6.       Borrowing Arrangements

         Interim financing
         During May and June 1999, the Company borrowed $400,000 from stockholders of the Company evidenced by promissory notes (the "1999 Notes"). The 1999 Notes bore interest at 12% per annum and were due at the earlier of June 30, 1999 or the successful consummation of the Series C Private Placement (see Note 7). Upon the initial closing of the Series C Private Placement on June 28, 1999, the 1999 Notes were repaid.

QueryObject Systems

Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------

         In September and October 1998, the Company borrowed a total of $490,000 from stockholders of the Company evidenced by unsecured promissory notes (the "1998 Notes"). The 1998 Notes bore interest at 12% per annum and were due at the earlier of March 2000 or the successful consummation of the Series A and Series B Private Placement. Upon the initial closing of the Series A Private Placement in October 1998, $20,000 of the 1998 Notes was converted into Series A Units and $170,000 of the 1998 Notes was repaid through December 1998. The balance of $300,000, outstanding at December 31, 1998 was repaid in full in January 1999.

         Loan receivable from officer
         In January 1998, the Company loaned $65,000 to an officer and director of the Company. The promissory note had a term of 24 months and bore interest at 8% per annum. In April 1999, the loan receivable was offset in full against amounts owed to the officer in conjunction with his separation from the Company.

         Loan payable to stockholder
         In May 1992, the Company entered into a borrowing arrangement whereby a stockholder agreed to advance the Company funds at an interest rate of 18% per annum. Such borrowings were collateralized by the Company's accounts receivable. In May 1996, the Company was in default of certain provisions of the agreement, at which time the stockholder and the Company amended the agreement to reduce the interest rate to the greater of prime plus 3% or 12% per annum and delay the time that the stockholder could demand repayment until March 1998. The revised agreement required the Company to set aside funds in a restricted account to the extent that the outstanding borrowings exceeded 80% of the Company's accounts receivable and to make monthly payments of $10,000, plus interest, until March 1998. The Company paid the obligation in full during 1998 with funds in the restricted account. Interest expense related to this agreement was $64,067 for 1998.

7.       Stockholders' Equity

         Convertible preferred stock
         During June, July and August 1999, the Company sold 45 Units (the "Series C Units") of Series C Preferred Stock totaling gross proceeds of $4,500,000 in a private placement (the "Series C Private Placement"). The purchase price per Unit was $100,000. Each Unit consists of 100 shares of newly-created Series C Preferred Stock and a Common Stock Purchase Warrant (the "Series C Warrants") exercisable until December 28, 2001 to purchase 33,333 shares of Common Stock at an exercise price of $2.5875 per share. As described below, the Series C Warrants have been called for redemption. The Company received net proceeds of $4,089,791 and issued 4,500 shares of Series C Preferred Stock, convertible into an aggregate of 1,739,133 shares of Common Stock and Series C Warrants to purchase an aggregate of 1,500,000 shares of Common Stock. As of December 31, 1999, there were 3,855 shares of Series C Preferred Stock issued and outstanding.

         The Company granted the placement agent and the selected dealer in the Series C Private Placement options to purchase an aggregate of 146,667 shares of Common Stock and paid commissions and non-accountable expense allowances equal to 7.1% of the gross proceeds received by the Company.

         In October and November 1998, the Company had the initial closing of two private placements. The Series A Private Placement consisted of 1,750,000 Units (the "Series A Units") with a gross sales price of $3,500,000. The Series B Private Placement consisted of 10 Units (the "Series B Units")

QueryObject Systems

Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------


         with a gross sales price of $1,000,000. Each Series A Unit consisted of one share of Series A Preferred Stock and a warrant to purchase .83 of a share of Common Stock at a per share exercise price equal to $1.50. Each Series B Unit consisted of ten thousand shares of Series B Preferred Stock and warrants to purchase an aggregate of 41,667 shares of Common Stock at a per share exercise price equal to $1.50. As described below, the Series A and Series B warrants have been called for redemption. The Series A Units were sold at a purchase price of $2.00 per Unit and each Series A share is convertible into 1.333 shares of Common Stock. The Series B Units were sold at a purchase price of $100,000 per Unit and each Series B share is convertible into 6.666 shares of Common Stock. The effective purchase price, on a common stock equivalent basis was $1.50 per common share, which represented a discount from the fair market value of the Company's common stock on the various dates of issuance. As of December 31, 1999, 1,609,375 and 90,500 shares of Series A Preferred Stock and Series B Preferred Stock, respectively, were issued and outstanding. All subscriptions receivable as of December 31, 1998 were received by the Company in January and February 1999.

         In connection with the Series A and Series B Private Placements, the placement agent was granted an option to purchase additional Series A and Series B Units equal to 10% of the Series A and Series B Units sold and received a commission and non-accountable expense allowance equal to 5.6% and 9.3%, respectively, of the gross proceeds received by the Company.

         The following is a description of the securities issued in the Series A, Series B and Series C Private Placements:

         Stated value
         Each share of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock has a stated value equal to $2, $10 and $1,000, respectively, per share.

         Liquidation preference
         Upon a liquidation of the Company (including a sale by the Company of all or substantially all of its assets or a merger or consolidation of the Company with another Company where the Company is not the surviving entity), the assets of the Company available for distribution to the stockholders of the Company (after payment or provision for liabilities of the Company), whether from capital, surplus or earnings, shall be distributed in the following order of priority: (i) first, to the holders of the Series A Preferred Stock and the Series B Preferred Stock to the extent of their liquidation preference, (ii) second, to the holders of the Series C Preferred Stock, prior and in preference to any distribution to the holders of any junior securities then outstanding and (iii) third, to the holders of issued and outstanding junior securities, including shares of Common Stock.

         Dividends
         The holders of the Series A, Series B and Series C Preferred Stock shall not be entitled to receive any stated dividend payment.

         Conversion
         The holders of the Series A, Series B and Series C Preferred Stock have the right, at the holder's option, to convert each share of Series A, Series B and Series C Preferred Stock into 1.333 shares, 6.666 shares and 386.33 shares, respectively, of Common Stock.

QueryObject Systems

Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------


         The Series A and Series B Preferred Stock were issued with a conversion ratio that represented a discount from the market value at the time of issuance. Accordingly, the discount amount is considered incremental yield (the "beneficial conversion feature"), to the preferred stockholders and has been accounted for as an embedded dividend to preferred stockholders. Based on the conversion terms of the Series A and Series B Preferred Stock, an embedded dividend of $2,251,438 or $1.32 per share, was added to net loss in the calculation of net loss per share in 1998.

         Voting
         The holders of the Series A, Series B and Series C Preferred Stock are entitled to vote with holders of common stock on all matters submitted for a vote to the stockholders of the Company, on an as-converted basis.

         Warrants
         Each Series A and Series B Warrant entitles the registered holder to purchase .83 of a share of Common Stock, subject to adjustment to protect against dilution, at a per share exercise price equal to $1.50, commencing on the date of the initial closing of the Series A and Series B shares Private Placements, respectively, and ending on the third anniversary of such closings. The Series A and Series B Warrants may be called for redemption by the Company at a redemption price of $.01 per warrant upon not less than 30 days prior written notice if the closing price of the Common Stock shall have been at least $4.80 per share on 20 trading days during any 30-consecutive day trading period ending not more than three days prior to the date such notice is given.

         Each Series C Warrant entitles the registered holder to purchase at anytime until December 28, 2001, 33,333 shares of Common Stock, subject to adjustment to protect against dilution, at a per share exercise price equal to $2.5875. The Series C Warrants may be called for redemption by the Company at a redemption price of $.01 per Series C Warrant upon not less than 30 days prior written notice if the closing price of the Common Stock shall have been at least $3.60 per share (subject to adjustment in the event of a subdivision or combination of the shares of Common Stock) on 20 trading days during any 30-consecutive day trading period ending not more than three days prior to the date such notice is given.

         Common stock
         In December 1999, all Series A, B and C Warrants were called for redemption in accordance with the guidelines set forth above, with a redemption date in January 2000. Certain Series A, B and C Warrants were exercised during 1999, prior to the call for redemption. For the year ended December 31, 1999, the exercise of Series A, B and C Warrants resulted in the issuance of 2,767,573 shares of common stock with proceeds to the Company of $5,213,908. All Series A, B and C Warrants were exercised and as a result, were not redeemed. In January 2000, the exercise of the remaining Series A, B and C Warrants resulted in the issuance of 591,697 shares of Common Stock with proceeds to the Company of $1,456,250.

         For the year ended December 31, 1999, the holders of Series A, B and C Preferred Stock elected to convert a total of 131,895 shares of Preferred Stock into 475,061 shares of Common Stock.

QueryObject Systems

Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------


8.       Employee Stock Options

         In 1991, the Board of Directors approved the 1991 Incentive Stock Plan (the "Plan"), which was subsequently amended and allows the Board to grant either incentive or non-qualified stock options to the Company's employees or consultants. The options expire generally between five and seven years from the date of grant. Individuals owning more than 10% of the total combined voting power of all classes of stock of the Company are not eligible to participate in the Plan unless the option price is at least 110% of the fair market value of the common stock at the date of grant.

         A summary of the activity under the Plan is as follows:

                                             Options                     Exercise
                                          Available for   Shares Under     Price
                                             Grant           Option      Per Share
                                          --------------  -------------  ---------

Options outstanding at January 1, 1998        303,834       287,475   $2.82-18.00

Additional shares authorized                1,285,333          --           --
Granted                                    (1,278,704)    1,278,704    2.82-18.00
Exercised                                        --          (4,127)   2.88
Canceled                                      100,040      (100,040)   2.88-18.00
                                           ----------  ------------   -----------

Options outstanding at December 31, 1998      410,503     1,462,012    2.82-18.00

Additional shares authorized                  666,666          --           --
Granted                                      (513,000)      513,000    2.59-15.00
Exercised                                        --         (33,333)         2.82
Canceled                                      100,000      (100,000)         2.82
                                           ----------    ----------   -----------

Options outstanding at December 31, 1999      664,169     1,841,679  $ 2.59-18.00
                                           ----------  ------------  ------------

Options exercisable at December 31, 1999                    836,310  $ 2.59-18.00
                                                       ------------  ------------

         During 1999, QueryObject Systems Corporation and IQO.com granted 103,333 and 750,000 non-qualified stock options, respectively, to consultants and recognized consulting expense of $471,861 related to non-qualified stock options during 1999. During 1998, QueryObject
         Systems Corporation granted 319,933 non-qualified stock options to consultants and recognized consulting expense of $145,792 related to these options during 1998.

         The Company accounts for stock options granted to employees under APB 25 and has adopted SFAS 123 for disclosure purposes. Because options granted to employees in 1999 and 1998 had exercise prices equal to or greater than the fair market value of the underlying common stock at the respective grant dates, as determined by the Company's management, compensation expense has not been recognized in results of operations. The pro forma impact of SFAS 123 on the Company's results of operations related to options granted during 1999 and 1998 was immaterial to the Company's actual results of operations.

QueryObject Systems

Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------


         In November 1998 and March 1999, the Company's Board of Directors approved an increase in the number of shares reserved for issuance to 1,935,333 and 2,602,000, respectively. In November 1998 the Board of Directors also approved a repricing of 389,395 options previously granted pursuant to the Plan to a per share exercise price of $2.82, the fair market value on the date of the repricing. The repriced options, which had original exercise prices of between $2.88 and $18.00 per share, have the same vesting terms as the original option grants. All options issued during November 1998 and thereafter have a term of seven years from the date of grant. Options issued to employees will vest over a three-year period and options issued to non-employees will vest over two years.

9.       Major Customers and International Sales

         Sales to major customers, as a percentage of revenues, are as follows:

                                    Year Ended           Year Ended
                                   December 31,         December 31,
                                      1999                1998

            A                          -                   32%
            B                          -                   24%
            C                          22%                 10%
            D                          -                   14%
            E                          25%                 -
            F                          14%                 -
            G                          11%                 -

         At December 31, 1999, customers C, E, F and G represented 31%, 17%, 20% and 16% of total accounts receivable, respectively. At December 31, 1998, customers C and D represented 33% and 40% of total accounts receivable, respectively.

         International sales for the year ended December 31, 1999 were $873,900, or 49% of total revenues and for the year ended December 31, 1998 were $157,500, or 17% of total revenues.

10.      Employee Benefit Plans

         The Company has a 401(k) savings plan (the "Savings Plan") covering all full-time employees and qualifying part time employees. As allowed under Section 401(k) of the Internal Revenue Code, the Savings Plan provides tax-deferred salary reductions for eligible employees. Employees are immediately eligible to participate in the Savings Plan upon employment. Participants may make voluntary contributions to the Savings Plan up to 20% of their compensation, subject to annual limits. The Savings Plan permits company contributions, however, none were made during the years ended December 31, 1999 and 1998.

11.      Obligations Under Capital and Operating Leases

         The Company is obligated under capital leases for computers and office equipment through 2001. All assets leased under these agreements have been capitalized and the related obligations are reflected in the accompanying consolidated financial statements based upon the present value of

QueryObject Systems

Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------


         future minimum lease payments. In addition, the Company leases its office facilities and certain furniture and equipment. These operating leases are noncancellable and expire on various dates through 2004.

         The future minimum lease payments under capital and operating leases at December 31, 1999 and the present value of the net minimum lease payments are as follows:

                                             Operating                 Capital
Year Ending December 31,                       Leases                  Leases
                                            -------------        --------------

2000                                        $    578,726         $    170,544
2001                                             581,408               10,001
2002                                             604,661                    -
2003                                             628,828                    -
2004 and thereafter                              671,486                    -
                                            ------------         ------------

Total minimum lease payments                $  3,065,109              180,545
                                            ------------

Less: amounts related to interest                                       9,354
                                                                -------------

Present value of net minimum lease payments                           171,191
Less: obligation due within one year                                  161,374
                                                                -------------

Long-term obligation under capital leases                       $       9,817
                                                                -------------


         During 1998 the Company refinanced certain equipment purchased during 1997 under a sale/leaseback agreement. These transactions were accounted for as financings, wherein the property remained on the books and continues to be depreciated. Financing obligations representing the proceeds were recorded and are reduced based upon payments under the lease over a 42 month period.

         Rental expense under operating leases was $336,852 and 445,755 for the years ended December 31, 1999 and 1998, respectively.

         For the year ended December 31, 1999, the Company recognized $54,042 of sub-lease rental income. The future minimum rentals to be received under operating leases at December 31, 1999 are as follows:

QueryObject Systems

Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------


                                                      Operating
Year Ending December 31,                               Leases

2000                                                 $  278,084
2001                                                    330,206
2002                                                    343,403
2003                                                    357,111
2004 and thereafter                                     371,446
                                                     ----------
Total minimum rentals receivable                     $1,680,250
                                                     ----------

12.      Income Taxes

         The tax effect of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1999 was:

Deferred rent                                    $    116,917
Accounts payable                                      139,073
Accrued expenses                                      268,778
Deferred revenues                                      67,902
Software cost expense                                 268,804
Net operating loss carryforwards                   15,081,805
Research and experimental credit carryforwards        258,562
Other deferred tax assets                             476,561
                                                 ------------

     Deferred tax assets                           16,678,402

Depreciation                                         (377,737)
Accounts receivable                                  (492,619)
Prepaid expenses                                      (59,294)
                                                 ------------

     Deferred tax liabilities                        (929,650)

Net deferred tax assets                            15,748,752
     Less: valuation allowance                    (15,748,752)
                                                 ------------

Net deferred tax assets                          $       --
                                                 ------------

QueryObject Systems

Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------


         The Company has recorded a full valuation allowance against its net deferred tax assets since management believes that based upon the available objective evidence it is more likely than not that these assets will not be realized. The difference between the statutory federal tax rate and the Company's effective tax rate is primarily due to the valuation allowance.

         As of December 31, 1999, the Company has net operating loss and research and experimental tax credit carryforwards of approximately $37,705,000 and $259,000, respectively, available to offset future federal taxable income and tax. These carryforwards will expire at various dates beginning in 2007 through 2019. Under Section 382 of the Internal Revenue Code of 1986, as amended, utilization of prior net operating losses ("NOLs") is limited after an ownership change, as defined in such Section 382. As a result of previous transactions which involved an ownership change as defined by Section 382, the Company will be subject to limitation on the use of its NOLs. Accordingly, there can be no assurance that a significant amount of the existing NOLs will be available to the Company.

13.      Commitments

         Employment agreements
         The Company has entered into long-term employment agreements with certain key members of management. The agreements provide each employee with base annual compensation and incentive compensation payable upon attaining certain corporate targets as determined by the Board of Directors. The agreements provide that in the event of the termination, other than for cause, the executives will be entitled to twelve months of severance. The aggregate annual commitments under these employment agreements are $390,000 per annum for 2000 and 2001.

14.      Subsequent event

         During March 2000, IQO.com began a private placement of its Preferred Stock. IQO.com is seeking to sell up to a maximum of 50 Units (the "Units") of its Series A Preferred Stock totaling gross proceeds of $5,000,000. The purchase price per Unit is $100,000. Each Unit consists of 125,000 shares of newly-created Series A Convertible Preferred Stock and a Common Stock Purchase Warrant, exercisable for a one year period, to purchase 125,000 shares of its Common Stock at an exercise price of $1.00 per share. The Series A Convertible Preferred Stock is convertible, at the option of the holder, into Common Stock of IQO.com on a one share for one share basis. There can be no assurance that IQO.com will be successful in selling all or part of this offering.