Form 10QSB
period 2000-03-31
QUERYOBJECT SYSTEMS CORP
filed 2000-05-15
CIK 855743

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000


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


                        One Expressway Plaza - Suite 208
                         Roslyn Heights, New York 11577
                    (Address of principal executive offices)

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

         As of May 1, 2000 there were 9,840,252 shares of the Registrant's common stock outstanding.

Transitional Small Business Disclosure Format.  Yes / /     No /X/

                         QUERYOBJECT SYSTEMS CORPORATION

                                   FORM 10-QSB

                                      INDEX




PART I.    FINANCIAL INFORMATION                                            PAGE

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheet
           As of March 31, 2000 (unaudited)...................................3

           Condensed Consolidated Statement of Operations
           For the three months ended March 31, 2000 and 1999 (unaudited).....4

           Condensed Consolidated Statement of Cash Flows
           For the three months ended March 31, 2000 and 1999 (unaudited).....5

           Notes to the Condensed Consolidated Financial Statements...........6

Item 2.    Management's Discussion and Analysis or Plan of Operation..........7

PART II.   OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds.........................18

Item 6.    Exhibits and Reports on Form 8-K..................................18

SIGNATURES ..................................................................19

Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                         QUERYOBJECT SYSTEMS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                      March 31,
                                                                                        2000
ASSETS
Current assets
           Cash and cash equivalents                                                 $4,097,828
           Accounts receivable, net of allowance for doubtful
                    accounts of $109,000                                              1,001,253
           Prepaid expenses and other current assets                                    165,334
                                                                                     ----------

                    Total current assets                                              5,264,415

Property and equipment, net                                                             843,704
Deposits and other assets                                                               187,258
                                                                                     ----------

                    Total assets                                                     $6,295,377
                                                                                     ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
           Accounts payable                                                          $  316,906
           Accrued expenses                                                             361,352
           Deferred revenue                                                             224,248
           Deferred rent                                                                 28,921
           Capital lease obligations due within one year                                123,326
                                                                                     ----------

                    Total current liabilities                                         1,054,753

Capital lease obligations                                                                 1,833
Deferred rent                                                                           260,934
                                                                                     ----------

                    Total liabilities                                                 1,317,520
                                                                                     ----------

Stockholders' equity
           Preferred stock, $.001 par value: 4,000,000 shares authorized;
                    0, 5,000 and 2,425 shares of Series A, B and C, respectively,
                    issued and outstanding                                                    7
           Common stock, $0.003 par value:  60,000,000 shares
                    authorized; 9,727,939 shares issued and outstanding                  29,184
           Additional paid-in capital                                                48,281,605
           Accumulated deficit                                                      (43,332,939)
                                                                                    -----------

                    Total stockholders' equity                                        4,977,857
                                                                                    -----------

                    Total liabilities and stockholders' equity                      $ 6,295,377
                                                                                    -----------

     See accompanying Notes to Condensed Consolidated Financial Statements.

                         QUERYOBJECT SYSTEMS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                              Three Months Ended
                                                                   March 31,
                                                             2000           1999
Revenues
          Software licenses                             $   273,800    $   50,000
          Maintenance and services                           54,591        26,189
                                                        -----------    ----------

                    Total revenues                          328,391        76,189

Cost of revenues
          Software licenses                                  10,952         2,050
          Maintenance and services                           20,426        18,988
                                                         ----------   -----------
                    Total cost of revenues                   31,378        21,038
                                                         ----------   -----------

Gross profit                                                297,013        55,151
                                                         ----------   -----------

Operating expenses
          Sales and marketing                             1,409,759       888,684
          Research and development                          526,889       532,031
          General and administrative                        410,887       347,124
                                                         ----------   -----------
                    Total operating expenses              2,347,535     1,767,839
                                                         ----------   -----------

Loss from operations                                     (2,050,522)   (1,712,688)

Interest income                                              65,385         9,249
Interest expense                                             (5,889)      (14,098)
Other expense                                                (3,866)         --
                                                         ----------   -----------

Net loss                                                $(1,994,892)  $(1,717,537)
                                                         ----------   -----------

Basic and diluted net loss per common share             $      (.24)  $      (.94)
                                                         ----------   -----------

Weighted average shares used in per share
          computation (Note 2)                            8,313,372     1,828,115
                                                         ----------   -----------


     See accompanying Notes to Condensed Consolidated Financial Statements.

                         QUERYOBJECT SYSTEMS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                        Three Months Ended
                                                                          March 31,
                                                                    2000            1999
Cash flows from operating activities
      Net loss                                                  $(1,994,892)   $(1,717,537)
      Adjustments to reconcile net loss to net cash used in
          operating activities
              Depreciation and amortization                         111,493        109,578
              Options issued for consulting services                142,735        137,330
              Changes in operating assets and liabilities
                    Accounts receivable, net                        230,295         29,487
                    Prepaid expenses and other current assets       (17,100)       (70,592)
                    Deposits and other assets                       (30,211)         5,822
                    Accounts payable and accrued expenses          (233,641)      (271,566)
                    Deferred rent                                    (2,438)        (3,003)
                    Deferred revenue                                 54,493        (26,189)
                                                                -----------    ------------

              Net cash used in operating activities              (1,739,266)    (1,806,670)
                                                                 -----------   ------------

Cash flows from investing activities
     Acquisitions of property and equipment                        (108,897)       (14,589)
                                                                -----------    ------------

        Net cash used in investing activities                      (108,897)       (14,589)
                                                                -----------    ------------

Cash flows from financing activities
     Proceeds from exercise of common stock warrants              1,456,250           --
     Proceeds from exercise of common stock options                  46,919        341,250
     Collection of stock subscriptions receivable, net                 --        1,397,004
     Repayment of loan payable to stockholders                         --         (300,000)
     Payments of capital lease obligations                          (46,032)       (42,143)
                                                                -----------    ------------

        Net cash provided by financing activities                 1,457,137      1,396,111
                                                                -----------    ------------

Net decrease in cash and cash equivalents                          (391,026)      (425,148)

Cash and cash equivalents at beginning of year                    4,488,854        854,018
                                                                -----------    ------------

Cash and cash equivalents at end of period                      $ 4,097,828    $   428,870
                                                                ===========    ============


     See accompanying Notes to Condensed Consolidated Financial Statements.

                         QUERYOBJECT SYSTEMS CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       Basis of Presentation

         The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company's financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, and have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The results of operations for the period ended March 31, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter, or for the entire fiscal year ending December 31, 2000, or for any future period.

         The condensed consolidated financial statements include the accounts of QueryObject Systems Corporation and its subsidiaries, internetQueryObject Corporation ("IQO") and QueryObject Systems Corporation, Ltd. All significant intercompany transactions have been eliminated in consolidation.

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

         Certain prior period amounts have been reclassified to conform with their 2000 presentation.

2.       Basic and Diluted Net Loss Per Share

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

         Diluted earnings per share is based on the potential dilution that would occur on exercise or conversion of securities into common stock. Outstanding options and warrants to purchase shares of common stock that could potentially dilute basic earnings per share in the future were not included in the computation of diluted net loss per share because to do so would have had an antidilutive effect for the periods presented. In addition, the Series A, B and C Convertible Preferred Stock issued during 1999 and 1998 has been excluded due to the antidilutive effect. As a result, the basic and diluted per share amounts are identical for all periods presented.

3.       Use of Estimates

         The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

4.       Liquidity and Business Risks

         The Company has incurred operating losses since inception, has incurred negative cash flows from operating activities and had an accumulated deficit of $43,332,939 and $41,338,047 as of March 31, 2000 and December 31, 1999,
respectively. The Company has had a limited operating history as a software product company and has not made significant sales of its products, therefore, revenues are difficult to predict. The Company anticipates that its cash and cash equivalent balance at March 31, 2000 may be insufficient to satisfy its cash flow requirements for more than 12 months. In this event, the Company may seek to sell additional equity or convertible debt securities, however, there can be no assurances that the Company would be successful in raising additional funds. The sale of additional equity or convertible debt securities would result in additional dilution to the Company's stockholders.

5.       Subsequent Event

         In April 2000, IQO sold 70 Units (the "Units") of Series A Preferred Stock totaling gross proceeds of $7,000,000 in a private placement (the "IQO Private Placement"). The purchase price per Unit was $100,000. Each Unit consists of 125,000 shares of newly-created Series A Preferred Stock and a Common Stock Purchase Warrant exercisable until April 17, 2001 to purchase 125,000 shares of IQO's Common Stock at an exercise price of $1.00 per share. IQO received net proceeds of $6,572,935 and issued 8,750,000 shares of Series A Preferred Stock. Each share of Series A Preferred Stock is convertible into one share of IQO Common Stock.

         IQO granted the placement agent in the IQO Private Placement an option to purchase an aggregate of 492,500 shares of its Common Stock and paid commissions and non-accountable expense allowances equal to $394,000. The securities offered and sold in the Private Placement were not registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States by the holders thereof absent registration or an applicable exemption from registration requirements.

Item 2.   Management's Discussion and Analysis or Plan of Operation

         The discussion in this report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors" in this Part I, Item 2 as well as those discussed in this section and elsewhere in this Report, and the risks discussed in "Risk Factors" in Part I, Item 1 - Business, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

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

         During the three months ended March 31, 2000, the Company began staffing and incurred initial marketing expenses with respect to its subsidiary, IQO. IQO will resell the Company's database, data streaming and data distribution technology to Internet based businesses.

         To date, the Company has incurred substantial losses from operations, and at March 31, 2000, had an accumulated deficit of $43,332,939. The Company expects to incur substantial operating expenses in the future to support its product development efforts (including those of IQO), establish and expand its domestic and international sales and marketing capabilities, including recruiting additional indirect channel partners, and support and expand its technical and management personnel and organization.

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

Results of Operations

         The following table sets forth certain items in the Company's condensed consolidated statements of operations for the three months ended March 31, 2000 and 1999 ($ in thousands):

                                               Three Months Ended
                                                    March 31,
                                                2000        1999
                                              --------   ---------
Revenues
           Software licenses                  $   274    $    50
           Maintenance and services                54         26
                                              -------    -------

                   Total revenues                 328         76
                                              -------    -------

Cost of revenues
           Software licenses                       11          2
           Maintenance and services                20         19
                                              -------    -------

                   Total cost of revenues          31         21
                                              -------    -------

Gross profit                                      297         55
                                              -------    -------

Operating expenses
           Sales and marketing                  1,410        889
           Research and development               527        532
           General and administrative             411        347
                                              -------    -------

                   Total operating expenses     2,348      1,768
                                              -------    -------

Loss from operations                           (2,051)    (1,713)
  Interest income                                  65          9
  Interest expense                                 (6)       (14)
  Other expense                                    (3)      --
                                              -------    -------

Net loss                                      $(1,995)   $(1,718)
                                              -------    -------

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

         Total revenues increased by $252,000, or 332%, from $76,000 for the three months ended March 31, 1999 ("1999") to $328,000 for the three months ended March 31, 2000 ("2000"). License revenues increased by $224,000, or 448%, from $50,000 in 1999 to $274,000 in 2000. During 2000, license revenues were derived from the sale of three licenses, while during 1999 license revenues were derived from the sale of one license. Maintenance and service revenue increased by $28,000, or 108% from $26,000 in 1999 to $54,000 in 2000. Maintenance and service revenues are expected to increase as the Company sells additional licenses.

Cost of Revenues

         Cost of software license revenues consists primarily of royalty payments to third parties, product packaging, documentation and production costs. Cost of software license revenues as a percentage of software license revenues was 4.1% in 1999 and 4.0% in 2000. Cost of maintenance and services revenues consist primarily of customer support costs and direct costs associated with proof-of-concept services. Cost of maintenance and services revenues decreased as a percentage of maintenance and services revenues from 72% in 1999 to 37% in 2000, primarily due to higher revenues that did not require significant additional personnel costs related to customer support.

Operating Expenses

         Sales and Marketing. Sales and marketing expenses consist primarily of personnel costs, including sales commissions and incentives, of all personnel involved in the sales and marketing process, as well as related recruiting costs, public relations, advertising related costs, collateral material and trade shows. Sales and marketing expenses increased by $521,000, or 59%, from $889,000 in 1999 to $1,410,000 in 2000, primarily due to personnel related costs and marketing costs of IQO and a general increase in marketing expenses of the Company. The Company believes that its sales and marketing expenses will increase in absolute dollars as the Company continues to increase promotion and other marketing expenses.

         Research and Development. Research and development expenses consist primarily of salaries and other personnel related expenses, recruiting costs associated with the hiring of additional software engineers and quality assurance personnel, consultant costs and depreciation of development equipment. Research and development expenses decreased by $5,000, or 1%, from $532,000 in 1999 to $527,000 in 2000, primarily due to a decrease in personnel related costs, offset in part by higher depreciation expense. The Company believes that a significant level of investment for product research and development is required to remain competitive and, accordingly, the Company anticipates that it will continue to devote substantial resources to product research and development (including those of IQO) and that these costs will increase in absolute dollars. To date, all research and development costs have been expensed as incurred.

         General and Administrative. General and administrative expenses consist primarily of personnel costs for finance, MIS, human resources and general management, as well as insurance and professional expenses. General and administrative expenses increased by $64,000, or 18%, from $347,000 in 1999 to $411,000 in 2000, primarily due to higher legal and professional expenses, that was offset in part by a reduction in personnel related costs. The Company believes that its general and administrative expenses will increase in absolute dollars.

Interest Income and Interest Expense

         Interest income represents income earned on the Company's cash and cash equivalents. Interest income increased by $56,000, or 622%, from $9,000 in 1999 to $65,000 in 2000, primarily due to a higher level of cash and cash equivalents on deposit during 2000.

         Interest expense generally represents interest on capital equipment leases. Interest expense decreased by $8,000, or 57%, from $14,000 in 1999 to $6,000 in 2000. This decrease was primarily due to a lower outstanding balance on capital lease obligations.

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

Liquidity and Capital Resources

         Since January 1, 1998, the Company has consummated several financings to fund operations as follows:

         (a) During June, July and August 1999, the Company sold 45 Units (the "Units") totaling gross proceeds of $4,500,000 in a private placement (the "Series C Private Placement"). Each Unit consisted of 100 shares of Series C Convertible Preferred Stock ("Series C Preferred Stock") and a Common Stock Purchase Warrant (the "Series C Warrants") exercisable until December 28, 2001 to purchase 33,333 shares of Common Stock at an exercise price of $2.5875 per share. As described below, all Series C Warrants have been exercised. The Company received proceeds of $4,089,791, after deduction of commissions and expenses payable to the placement agent. As of March 31, 2000, there were 2,425 shares of Series C Preferred Stock issued and outstanding, all of which converted to Common Stock during April 2000.

         The Company granted the placement agent and the selected dealer in the Series C Private Placement options to purchase an aggregate of 146,667 shares of Common Stock.

         (b) During May and June 1999, the Company borrowed $400,000 from stockholders of the Company and issued promissory notes (the "1999 Notes Payable"). The 1999 Notes Payable bore interest at 12% per annum and upon the initial closing of the Series C Private Placement on June 28, 1999, the 1999 Notes Payable were repaid.

         (c) In October and November 1998, the Company had the initial closing of two private placements -- the Series A Private Placement and the Series B Private Placement. The Series A Private Placement consisted of 1,750,000 Units (the "Series A Units") with a gross sales price of $3,500,000. The Series B Private Placement consisted of 10 Units (the "Series B Units") with a gross sales price of $1,000,000. Each Series A Unit consisted of one share of Series A Convertible

Preferred Stock ("Series A Preferred Stock") convertible into 1.333 shares of Common Stock and a warrant to purchase .83 of a share of Common Stock at a per share exercise price of $1.50. Each Series B Unit consisted of 10,000 shares of Series B Convertible Preferred Stock ("Series B Preferred Stock") convertible into 6.666 shares of Common Stock and warrants to purchase 41,666 shares of Common Stock at a per share exercise price of $1.50. As described below, all Series A and Series B Warrants have been exercised. The Company consummated the final closing on each of the Series A Private Placement and the Series B Private Placement in February 1999 and received an aggregate of $3,995,000 from such private placements (after deduction of commissions and expenses payable to the placement agent). As of March 31, 2000, there were no shares of Series A Preferred Stock issued and outstanding and there were 5,000 shares of Series B Preferred Stock issued and outstanding, all of which converted to Common Stock during April 2000.

         In connection with the Series A and Series B Private Placements, the placement agent was granted an option to purchase additional Series A and Series B Units equal to 10% of the Series A and Series B Units sold.

         (d) In September and October 1998, the Company borrowed $490,000 from stockholders of the Company and issued unsecured promissory notes (the "1998 Notes"). During 1998, $20,000 of 1998 Notes was converted into Series A Units and $170,000 of 1998 Notes was repaid. The balance of $300,000 outstanding at December 31, 1998 was repaid in full in January 1999.

         During the year ended December 31, 1999, the exercise of Series A, B and C Warrants resulted in the issuance of 2,767,573 shares of Common Stock with proceeds to the Company of $5,213,908. In January 2000, the exercise of the remaining Series A, B and C Warrants resulted in the issuance of 591,697 shares of Common Stock with proceeds to the Company of $1,456,250.

         For the three months ended March 31, 2000 and the year ended December 31, 1999, the holders of Series A, B and C Preferred Stock converted preferred stock into 4,135,941 and 475,061 shares of Common Stock, respectively. All remaining preferred stock outstanding as of March 31, 2000 converted into Common Stock in April 2000.

         As of March 31, 2000, the Company had $4,097,828 in cash and cash equivalents and working capital of $4,209,662. Subsequent to March 31, 2000, IQO consummated the Private Placement (see Note 5 of Notes to the Condensed Consolidated Financial Statements included elsewhere herein). The Company has incurred operating losses since inception, has incurred negative cash flows from operating activities and had an accumulated deficit as of March 31, 2000 and December 31, 1999 of $43,332,939 and $41,338,047, respectively.

         Net cash used in operating activities was $1,739,000 and $1,807,000 in 2000 and 1999, respectively. For 2000, net cash used in operating activities was primarily attributable to a net loss of $1,995,000 and a decrease in accounts payable and accrued expenses of $234,000, less depreciation, amortization and consulting option expenses of $254,000. For 1999, net cash used in operating activities was primarily attributable to a net loss of $1,718,000 and a decrease in accounts payable and accrued expenses of $272,000, less depreciation, amortization and consulting option expenses of $247,000. Net cash provided by financing activities was $1,457,000 and $1,396,000 in 2000 and 1999, respectively, primarily as a result of proceeds from the exercise of common stock purchase warrants during 2000 and the collection of stock subscription receivables during 1999. The Company believes that its cash and cash equivalent balance may be insufficient to satisfy its cash flow requirements for more than 12 months since the Company is unable to predict if it will have sufficient revenues to enable it to continue operations without additional financing.

         The Company does not currently have a line of credit with a commercial bank. As of December 31, 1999, the Company's principal commitments consisted of obligations under operating and capital leases and employment agreements. At that date, the Company had approximately $171,000 in outstanding borrowings under capital leases, which are payable through 2001. Pursuant to employment agreements with executive officers of the Company, as of March 31, 2000, the Company's remaining obligation is to pay $323,000 and $430,000 in salaries for the years ended December 31, 2000 and 2001, respectively.

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

We May Need Further Financing to Continue Our Operations.

         We have had a limited operating history as a software product company, have not made significant sales of our products and our revenues are difficult to predict. Our total revenues for the three months ended March 31, 2000 and for the year ended December 31, 1999 were $328,391 and $1,774,109, respectively. Given our continued operating losses, we may need additional financing to continue operations. We anticipate that our cash and cash equivalent balance may be insufficient to satisfy our cash flow requirements for more than 12 months, since we are unable to predict if we will have sufficient revenues to enable us to continue our operations without additional financing. We have no commitments, agreements or understandings regarding additional financings and we may be unable to obtain additional financing on satisfactory terms or at all.

We Have Had a History of Operating Losses and Project Future Losses; Therefore We Have Doubt About Our Ability To Continue as a Going Concern.

         At March 31, 2000, our accumulated deficit was $43,332,939. For the three months ended March 31, 2000 and for the fiscal years ended December 31, 1999 and 1998, we incurred net losses of $1,994,892, $5,925,591 and $7,294,032, respectively.  We have  incurred a net loss
in each year of our existence, and have financed our operations primarily through sales of equity and debt securities. Our expense levels are high and our revenues are difficult to predict. The independent accountants' report on our financial statements for the year ended December 31, 1999 states that our recurring losses from operations and negative cash flow from operating activities raise doubt about our ability to continue as a going concern.

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

         o our success in expanding our direct sales force and establishing indirect channel partners

         o      our ability to develop and market products and control costs

         o the percentage of our revenues that is derived from indirect channel partners

Our Revenues Depend On Sales of QueryObject System and We Are Uncertain Whether There Will be Broad Market Acceptance of this Product.

         Substantially all of our revenues for the foreseeable future are expected to be derived from sales of QueryObject System. Between January 1, 1995 and March 31, 2000, we had software product revenue from only 35 QueryObject System installations, including those sold pursuant to reseller agreements for the resellers' own use. Our future financial performance will depend upon the successful introduction and customer acceptance of QueryObject System and the development of new and enhanced versions of the product. If we fail to achieve broad market acceptance of QueryObject System, it would have a material adverse effect on our business, operating results and financial condition.

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

We Are Dependent on a Few Significant Customers and the Loss of a Single Customer Could Adversely Effect Our Business.

         For the three months ended March 31, 2000, two customers accounted for 75%, and for the fiscal year ended December 31, 1999, four customers accounted for 72%, of our total revenues. We are unsure if we will realize significant future revenues from any of these customers. We also expect that for the foreseeable future a relatively small number of customers and value added resellers will account for a significant percentage of our revenues. The loss of any such customer would have a material adverse effect on our operating results and financial condition.

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

         Our international sales for the three months ended March 31, 2000 and for the fiscal year ended December 31, 1999, were approximately 13% and 49% of our total revenue, respectively. We intend to expand our international operations and to enter additional international markets, which will require significant management attention and financial resources and could adversely affect our business, operating results or financial condition. To expand international sales successfully, we must establish additional foreign operations, hire additional personnel and recruit additional international resellers and distributors. If we are unable to do so in a timely manner, our growth, if any, in international sales will be limited, and our business, operating results and financial condition could be materially adversely affected. We anticipate that expanded international sales, if any, will be denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and, therefore, potentially less competitive in those markets. Additional risks inherent in our future international business activities generally include:

         o      unexpected changes in regulatory requirements

         o      tariffs and other trade barriers

         o      costs of localizing products for foreign countries

         o      longer accounts receivable payment cycles

The Market Price of Our Common Stock Is Volatile.

         The market price of our common stock has in the past been, and may in the future continue to be, volatile. For instance, between January 1, 1999 and May 5, 2000, the closing price of our common stock has ranged between $1.41 and $10.94. The volatility of the market price of our common stock may further increase now that our common stock has been delisted from the Nasdaq SmallCap Market. A variety of events may cause the market price of our common stock to fluctuate significantly, including:

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

We Have a Significant Amount of Authorized But Unissued Preferred Stock, Which May Affect the Likelihood of a Change of Control in our Company.

         As of April 28, 2000, our Board of Directors has the authority, without further action by the stockholders, to issue 3,701,700 shares of preferred stock on such terms and with such rights, preferences and designations, including, without limitation restricting dividends on our common stock, dilution of the voting power of our common stock and impairing the liquidation rights of the holders of our common stock, as the Board may determine without any vote of the stockholders. Issuance of such preferred stock, depending upon the rights, preferences and designations thereof may have the effect of delaying, deterring or preventing a change in control. In addition, certain "anti-takeover" provisions of the Delaware General Corporation Law, among other things, may restrict the ability of our stockholders to authorize a merger, business combination or change of control.

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

Part II.          OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

         During the three months ended March 31, 2000, the Company issued an aggregate of 4,135,941 shares of Common Stock pursuant to the conversion of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock. The Company also issued an aggregate of 68,750 shares of Common stock pursuant to the exercise of warrants granted in the Series A Private Placement, and the Series B Private Placement. Such warrants had an exercise price of $1.50 per share of Common Stock. The Company also issued 522,947 shares of Common Stock pursuant to the exercise of warrants granted in the Series C Private Placement. Such warrants had an exercise price of $2.5875 per share of Common Stock. The issuance of the shares of Common Stock upon the conversion of the Series A, Series B and Series C Preferred Stock and the exercise of the warrants was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. No underwriter was involved in any of the foregoing conversions of Preferred Stock or exercises of warrants.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              Statement of Computation of Net Loss Per Share (Exhibit 11.1)

              Financial Data Schedule (Exhibit 27.1)

         (b)  Reports of Form 8-K

              No Reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  May 12, 2000             QUERYOBJECT SYSTEMS CORPORATION



                                 By: /s/ Daniel M. Pess
                                     -------------------------------------------
                                     Executive Vice President, Chief Operating
                                     Officer and Chief Financial Officer
                                     (Principal Financial Officer and Principal
                                     Accounting Officer)