Form 10QSB
period 2000-06-30
QUERYOBJECT SYSTEMS CORP
filed 2000-08-14
CIK 855743

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000


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



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         As of August 1, 2000 there were 9,840,252 shares of the Registrant's common stock outstanding.

Transitional Small Business Disclosure Format.  Yes / /     No /X/

                         QUERYOBJECT SYSTEMS CORPORATION

                                   FORM 10-QSB

                                      INDEX




PART I.    FINANCIAL INFORMATION                                           PAGE
                                                                           ----

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheet
           As of June 30, 2000 (unaudited)...................................3

           Condensed Consolidated Statements of Operations
           For the three months and six months ended June 30, 2000
           and 1999 (unaudited)..............................................4

           Condensed Consolidated Statements of Cash Flows
           For the six months ended June 30, 2000 and 1999 (unaudited).......5

           Notes to the Condensed Consolidated Financial Statements..........6

Item 2.    Management"s Discussion and Analysis or Plan of Operation.........8

PART II.   OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds........................17

Item 4.    Submission of Matters to a Vote of Security Holders..............17

Item 5.    Other Information................................................18

Item 6.    Exhibits and Reports on Form 8-K.................................18

SIGNATURES                                                                  19

Part I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

                         QUERYOBJECT SYSTEMS CORPORATION

                                   (Unaudited)

                                                                     June 30,
                                                                      2000
ASSETS
Current assets
    Cash and cash equivalents                                       $  8,516,562
    Accounts receivable, net of allowance for doubtful
       accounts of $259,960                                              911,587


    Prepaid expenses and other current assets                            137,134

             Total current assets                                      9,565,283

Property and equipment, net                                              927,602
Deposits and other assets                                                215,444

             Total assets                                           $ 10,708,329
                                                                    ------------

LIABILITIES AND STOCKHOLDERS" EQUITY
Current liabilities
    Accounts payable                                                $    182,695
    Accrued expenses                                                     465,732
    Deferred revenue                                                     150,929
    Deferred rent                                                         32,310
    Capital lease obligations                                              7,528

             Total current liabilities                                   839,194

Deferred rent                                                            254,928

             Total liabilities                                         1,094,122

Minority interest (Note 5)                                             6,534,993

Stockholders' equity
    Preferred stock, $.001 par value: 4,000,000 shares authorized;
       none issued and outstanding                                           --
       Common stock, $0.003 par value:  60,000,000 shares
       authorized; 9,840,252 shares issued and outstanding                29,521
    Additional paid-in capital                                        48,454,534
    Accumulated deficit                                              (45,404,841)

             Total stockholders' equity                                3,079,214

             Total liabilities and stockholders' equity             $ 10,708,329
                                                                    ------------


     See accompanying Notes to Condensed Consolidated Financial Statements.

                         QUERYOBJECT SYSTEMS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                Three Months Ended           Six Months Ended
                                                                     June 30,                    June 30,
                                                               2000           1999          2000            1999
Revenues
          Software licenses ..........................   $   582,850    $   503,200    $   856,650    $   553,200
          Maintenance and services ...................       110,720         26,905        165,311         53,094
                                                         -----------    -----------    -----------    -----------
                              Total revenues .........       693,570        530,105      1,021,961        606,294

Cost of revenues
          Software licenses ..........................        23,820         20,128         34,772         22,178
          Maintenance and services ...................        19,358         18,870         39,784         37,858
                                                         -----------    -----------    -----------    -----------
                              Total cost of revenues .        43,178         38,998         74,556         60,036
                                                         -----------    -----------    -----------    -----------
Gross profit .........................................       650,392        491,107        947,405        546,258
                                                         -----------    -----------    -----------    -----------
Operating expenses
          Sales and marketing ........................     1,615,798        961,289      3,025,557      1,849,974
          Research and development ...................       695,495        707,596      1,222,384      1,239,627
          General and administrative .................       526,098        345,392        936,985        692,516
                                                         -----------    -----------    -----------    -----------
                              Total operating expenses     2,837,391      2,014,277      5,184,926      3,782,117
                                                         -----------    -----------    -----------    -----------
Loss from operations .................................    (2,186,999)    (1,523,170)    (4,237,521)    (3,235,859)

Interest income ......................................       119,105          2,063        184,490         11,312
Interest expense .....................................        (4,208)       (12,923)       (10,097)       (27,022)
Other income (expense) ...............................           200         (1,288)        (3,666)        (1,288)
                                                         -----------    -----------    -----------    -----------
Net loss .............................................   $(2,071,902)   $(1,535,318)   $(4,066,794)    (3,252,857)
                                                         -----------    -----------    -----------    -----------

Basic and diluted net loss per common share ..........   $      (.21)   $      (.71)   $      (.45)   $     (1.63)
                                                         -----------    -----------    -----------    -----------

Weighted average shares used in per share
          computation (Note 2) .......................     9,811,407      2,155,793      9,062,390      1,992,860
                                                         -----------    -----------    -----------    -----------


     See accompanying Notes to Condensed Consolidated Financial Statements.

                         QUERYOBJECT SYSTEMS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                              Six Months Ended
                                                                                 June 30,
                                                                      2000                   1999
                                                                      ----                   ----

Cash flows from operating activities
     Net loss                                                     $  (4,066,794)      $  (3,252,857)
     Adjustments to reconcile net loss to net cash used in
         operating activities
             Depreciation and amortization................              223,894             219,849
             Loss on disposal of equipment................                9,033               1,288
             Options issued for consulting services.......              289,625             257,652
             Changes in operating assets and liabilities
                Accounts receivable, net..................              319,961            (548,844)
                Prepaid expenses and other current assets.               11,100            (215,973)
                Deposits and other assets.................              (58,397)             12,415
                Accounts payable and accrued expenses.....             (263,470)            437,144
                Deferred rent.............................               (5,055)             (8,127)
                Deferred revenue..........................              (18,826)             59,269
                                                                   ------------         -----------

         Net cash used in operating activities............           (3,558,929)         (3,038,184)
                                                                   ------------         -----------

Cash flows from investing activities
     Acquisitions of property and equipment...............             (314,228)            (78,564)
     Repayment of stockholder note receivable.............                   --              65,000
                                                                   ------------         -----------

         Net cash used in investing activities............             (314,228)            (13,564)
                                                                   ------------         -----------

Cash flows from financing activities
     Proceeds from exercise of common stock warrants......            1,456,250             635,256
     Proceeds from exercise of common stock options.......               73,285                  --
     Proceeds from issuance of preferred stock, net.......                   --             834,517
     Proceeds from issuance of IQO preferred stock, net...            6,534,993                  --
     Collection of stock subscriptions receivable, net....                   --           1,397,004
     Repayment of loans payable to stockholders...........                   --            (700,000)
     Proceeds from loan payable to stockholders...........                   --             400,000
     Payments of capital lease obligations................             (163,663)            (85,544)
                                                                   ------------         -----------

         Net cash provided by financing activities........            7,900,865           2,481,233
                                                                   ------------         -----------

Net increase (decrease) in cash and cash equivalents......            4,027,708            (570,515)


Cash and cash equivalents at beginning of year............            4,488,854             854,018


Cash and cash equivalents at end of period................         $  8,516,562         $   283,503
                                                                   ------------         -----------


     See accompanying Notes to Condensed Consolidated Financial Statements.

                         QUERYOBJECT SYSTEMS CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         Basis of Presentation

         The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company"s financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company"s audited financial statements included in the Company"s Annual Report on Form 10-KSB for the year ended December 31, 1999, and have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The results of operations for the period ended June 30, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter, or for the entire fiscal year ending December 31, 2000, or for any future period.

         The condensed consolidated financial statements include the accounts of QueryObject Systems Corporation and its subsidiaries, internetQueryObject Corporation ("IQO") and QueryObject Systems Corporation, Ltd. All significant intercompany transactions have been eliminated in consolidation.

         On January 27, 2000, the Company"s stockholders approved a one-for-three reverse stock split of all common stock outstanding. The one-for-three reverse stock split also affects options and warrants outstanding as well as the conversion ratio of Convertible Preferred Stock into common stock. All share and per share amounts affecting net loss per share, weighted average number of common and common equivalent shares outstanding, common stock and all other stock transactions presented in these financial statements have been restated to reflect the one-for-three reverse stock split.

         Certain prior period amounts have been reclassified to conform with their 2000 presentation.

2.       Basic and Diluted Net Loss Per Share

         Basic net loss per share is computed by dividing the net loss by the sum of the weighted average number of shares of common stock outstanding. The weighted average number of shares of common stock outstanding includes the number of common shares issued upon the conversion of Convertible Preferred Stock, as of the date of conversion, and the number of common shares issued upon the exercise of options and warrants, as of the date of exercise.

         Diluted earnings per share is based on the potential dilution that would occur on exercise or conversion of securities into common stock. Outstanding options and warrants to purchase shares of common stock that could potentially dilute basic earnings per share in the future were not included in the computation of diluted net loss per share because to do so would have had an antidilutive effect for the periods presented. In addition, the Convertible Preferred Stock issued during 1999 and 1998 has been excluded prior to its conversion to common shares, due to the antidilutive effect. As a result, the basic and diluted per share amounts are identical for all periods presented.

3.       Use of Estimates

         The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

4.       Liquidity and Business Risks

         The Company has incurred operating losses since inception, has incurred negative cash flows from operating activities and has an accumulated deficit of $45,404,841 and $41,338,047 as of June 30, 2000 and December 31, 1999,
respectively. The Company has had a limited operating history as a software product company and has not made significant sales of its products, therefore, revenues are difficult to predict. The Company anticipates that its cash and cash equivalent balance at June 30, 2000 may be insufficient to satisfy its cash flow requirements for more than 12 months. In this event, the Company may seek to sell additional equity or convertible debt securities, however, there can be no assurance that the Company would be successful in raising additional funds. The sale of additional equity or convertible debt securities would result in additional dilution to the Company"s stockholders.

5.       IQO Preferred Stock

         In April 2000, IQO sold 70 Units, at a purchase price per Unit of $100,000 (the "Units"), each Unit consisted of 125,000 shares of Series A Preferred Stock and a Common Stock Purchase Warrant to purchase 125,000 shares of IQO"s Common Stock (the "IQO Private Placement"). IQO received net proceeds of $6,534,993. Each share of Series A Preferred Stock is convertible, at the option of the holder, into one share of IQO Common Stock (8,750,000 shares in total). The Series A Preferred Stock ranks senior to all other classes of IQO capital stock and has a liquidation preference equal to its purchase price, $.80 per share. The Series A Preferred Stock is not entitled to receive dividends unless dividends are declared on a junior security with the approval of the Series A holders. The Common Stock Purchase Warrants are exercisable until April 17, 2001 at an exercise price of $1.00 per share.

         IQO granted the placement agent in the IQO Private Placement an option to purchase an aggregate of 492,500 shares of its Common Stock and paid commissions and non-accountable expense allowances equal to $394,000. The securities offered and sold in the IQO Private Placement were not registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States by the holders thereof absent registration or an applicable exemption from registration requirements.

         As of June 30, 2000, the Company owns all the outstanding common stock of IQO. Assuming the conversion of all of the Series A Preferred Stock into IQO Common Stock, the Company would own 53.3% of the outstanding IQO Common Stock. The Company has reported the proceeds from the IQO Private Placement, less professional expenses and fees associated with the offering, as Minority interest in the accompanying Condensed Consolidated Balance Sheet.

6.       Recent Accounting Pronouncement

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC"s views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB No. 101B to defer the effective date of implementation of SAB No. 101 until the fourth quarter of fiscal 2000. The Company is in the process of evaluating the impact of SAB 101.

Item 2.  Management"s Discussion and Analysis or Plan of Operation

         The discussion in this report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors" in this Part I, Item 2 as well as those discussed in this section and elsewhere in this Report, and the risks discussed in "Risk Factors" in Part I, Item 1 " Business, included in the Company"s Annual Report on Form 10-KSB for the year ended December 31, 1999.

         The discussion and analysis below should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and the Notes thereto, included elsewhere herein.

Overview

         The Company commenced operations in February 1989, but has a limited operating history as a software product company and has made only limited sales of its QueryObject System.

         During the six months ended June 30, 2000, the Company began staffing and incurred initial marketing and product related expenses and general and administrative expenses with respect to its subsidiary, IQO. IQO will resell the Company"s database, data streaming and data distribution technology to Internet based businesses.

         To date, the Company has incurred substantial losses from operations, and at June 30, 2000, had an accumulated deficit of $45,404,841. The Company expects to incur substantial operating expenses in the future to support its product development efforts (including those of IQO), establish and expand its domestic and international sales and marketing capabilities, including recruiting additional indirect channel partners, and support and expand its technical and management personnel and organization.

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

        Results of Operations

         The following table sets forth certain items in the Company's condensed consolidated statements of operations for the three and six month periods ended June 30, 2000 and 1999 ($ in thousands):

                                                               Three Months Ended               Six Months Ended
                                                                    June 30,                       June 30,
                                                                2000          1999          2000                1999
Revenues
     Software licenses....................................    $      583     $    503        $    857        $      553
     Maintenance and services.............................           111           27             165                53
                                                              ----------     --------        --------        ----------
        Total revenues....................................           694          530           1,022               606
                                                              ----------     --------        --------        ----------
Cost of revenues
     Software licenses....................................            24           20              35                22
     Maintenance and services.............................            20           19              40                38
                                                              ----------     --------        --------        ----------
        Total cost of revenues............................            44           39              75                60
                                                              ----------     --------        --------        ----------
Gross profit.................................................        650          491             947               546
                                                              ----------     --------        --------        ----------
Operating expenses
     Sales and marketing..................................         1,616          961           3,026             1,850
     Research and development.............................           695          708           1,222             1,240
     General and administrative...........................           526          345             937               692
                                                              ----------     --------        --------        ----------
        Total operating expenses..........................         2,837        2,014           5,185             3,782
                                                              ----------     --------        --------        ----------
Loss from operations.........................................     (2,187)      (1,523)         (4,238)           (3,236)

  Interest income............................................        119            2             184                11
  Interest expense...........................................         (4)         (13)            (10)              (27)
  Other expense..............................................         --           (1)             (3)               (1)
                                                              ----------     --------        --------        ----------
Net loss..................................................... $   (2,072)    $ (1,535)       $ (4,067)       $   (3,253)
                                                              ==========     ========        ========        ==========


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

         Total revenues increased by $164,000, or 31%, from $530,000 in the second quarter of 1999 to $694,000 in the second quarter of 2000. For the first six months, total revenues increased by $416,000, or 69% from $606,000 in 1999 to $1,022,000 in 2000. The increase for the first six months was primarily due to an increase in license revenues as compared to 1999 and the increase for the second quarter was due to increased license revenue and increased service revenue. The Company recorded license revenue from the sale of eight (8) licenses in the second quarter of 2000 as compared to the sale of five (5) licenses in the second quarter of 1999. The Company recorded license revenue from the sale of 11 licenses for the first six months of 2000 as compared to the sale of 5 licenses for the first six months of 1999. Maintenance and service revenue increased by $83,000, or 307%, from $27,000 in the second quarter of 1999 to $110,000 in the second quarter of 2000. This increase was primarily the result of an increase in proof-of-concept services. For the first six months, maintenance and service revenue increased by $112,000, or 211% from $53,000 in 1999 to $165,000 in 2000.
Maintenance and service revenues are expected to increase as the Company sells additional licenses.

Cost of Revenues

         Cost of software license revenues consists primarily of royalty payments to third parties, product packaging, documentation and production costs. Cost of software license revenues as a percentage of software license revenues was 4.1% for both the second quarter of 2000 and for the first six months of 2000 as compared to 4.0% for both the second quarter of 1999 and for the first six months of 1999. These increases resulted primarily from increased production costs for the licenses sold.

         Costs of maintenance and services revenues consist primarily of customer support costs and direct costs associated with proof-of-concept services. Cost of maintenance and services revenues as a percentage of maintenance revenues were 18% and 24%, respectively, for the three and six-month periods ended June 30, 2000. Cost of maintenance revenues as a percentage of maintenance revenues were 70% and 72%, respectively, for the three and six-month periods ended June 30, 1999. These decreases in the 2000 periods were primarily due to higher revenues that did not require significant additional personnel costs related to customer support.

Operating Expenses

         Sales and Marketing. Sales and marketing expenses consist primarily of personnel costs, including sales commissions and incentives, of all personnel involved in the sales and marketing process, as well as related recruiting costs, public relations, advertising related costs, collateral material and trade shows. Sales and marketing expenses increased by $655,000, or 68%, from $961,000 in the second quarter of 1999 to $1,618,000 in the second quarter of 2000. For the first six months, sales and marketing expenses increased by $1,176,000, or 64%, from $1,850,000 in 1999 to $3,026,000 in 2000. These increases in the 2000 periods were primarily due to personnel related costs and marketing and sales costs of IQO ($374,000 and $733,000 for the three and six month periods ended in 2000, respectively) and a general increase in marketing expenses of the Company. The Company believes that its sales and marketing expenses will increase in absolute dollars as the Company continues to increase promotion and other marketing expenses.

         Research and Development. Research and development expenses consist primarily of salaries and other personnel related expenses, recruiting costs associated with the hiring of additional software engineers and quality assurance personnel, consultant costs and depreciation of development equipment. Research and development expenses decreased by $13,000, or 2%, from $708,000 in the second quarter of 1999 to $695,000 in the second quarter of 2000. For the first six months, research and development expenses decreased by $18,000, or 1%, from $1,240,000 in 1999 to $1,222,000 in 2000. These decreases in the 2000 periods were primarily
due to a decrease in personnel related costs, offset in part by higher depreciation and other equipment costs. The Company believes that a significant level of investment for product research and development is required to remain competitive and, accordingly, the Company anticipates that it will continue to devote substantial resources to product research and development (including those of IQO) and that these costs will increase in absolute dollars. To date, all research and development costs have been expensed as incurred.

         General and Administrative. General and administrative expenses consist primarily of personnel costs for finance and accounting, human resources and general management, as well as insurance and professional expenses. General and administrative expenses increased by $181,000, or 52%, from $345,000 in the second quarter of 1999 to $526,000 in the second quarter of 2000. For the first six months, general and administrative expenses increased by $245,000, or 35%, from $692,000 in 1999 to $937,000 in 2000. These increases in the 2000 periods were primarily due to higher legal and professional expenses, costs relating to IQO and higher bad debt expense, that was offset in part by a reduction in personnel related costs. The Company believes that its general and administrative expenses will increase in absolute dollars.

Interest Income and Interest Expense

         Interest income represents income earned on the Company's cash and cash equivalents. Interest income increased by $117,000 from $2,000 in the second quarter of 1999 to $119,000 in the second quarter of 2000. For the first six months, interest income increased by $173,000 from $11,000 in 1999 to $184,000 in 2000. These increases in the 2000 periods were primarily due to a higher level of cash and cash equivalents on deposit during 2000 as a result of the closing of the IQO Private Placement.

         Interest expense generally represents interest on capital equipment leases. Interest expense decreased by $9,000, or 69%, from $13,000 in the second quarter of 1999 to $4,000 in the second quarter of 2000. For the first six months, interest expense decreased by $17,000, or 63%, from $27,000 in 1999 to $10,000 in 2000. These decreases in the 2000 periods were primarily due to a lower outstanding balance on capital lease obligations.

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

Liquidity and Capital Resources

         Since January 1, 1998, the Company has consummated several financings to fund operations as follows:

              (a) In April 2000, IQO sold 70 Units consisting of Series A Preferred Stock and Common Stock Purchase Warrants and received net proceeds of $6,534,993 in a private placement. See Note 5 of Notes to Condensed Consolidated Financial Statements included herein for further discussion.

              (b) During June, July and August 1999, the Company received net proceeds of $4,089,791 from a private placement of securities that have been converted or exercised into an aggregate of 3,239,169 shares of Common Stock.

         The Company granted the placement agent and the selected dealer in this private placement options to purchase an aggregate of 146,667 shares of Common Stock.

              (c) Between October 1998 and February 1999, the Company received net proceeds of $3,995,000 from two private placements of securities that have been subsequently converted or exercised into an aggregate of 4,834,103 shares of Common Stock.

         In connection with these private placements, the placement agent was granted an option to purchase additional securities equal to 10% of the securities sold.

         During the year ended December 31, 1999, the exercise of Warrants granted in the private placements noted in (b) and (c) above resulted in proceeds to the Company of $5,213,908. In January 2000, the exercise of the remaining outstanding Warrants from such private placements resulted in proceeds to the Company of $1,456,250.

         As of June 30, 2000, the Company had $8,516,562 in cash and cash equivalents and working capital of $8,726,089. The Company has incurred operating losses since inception, has incurred negative cash flows from operating activities and had an accumulated deficit as of June 30, 2000 and December 31, 1999 of $45,404,841 and $41,338,047, respectively.

         Net cash used in operating activities was $3,559,000 and $3,038,000 for the six-month period ended in 2000 and 1999, respectively. For 2000, net cash used in operating activities was primarily attributable to a net loss of $4,067,000 and a decrease in accounts payable and accrued expenses of $263,000, less depreciation, amortization and consulting option expenses of $514,000. For 1999, net cash used in operating activities was primarily attributable to a net loss of $3,253,000 less depreciation, amortization and consulting option expenses of $478,000. Net cash provided by financing activities was $7,901,000 and $2,481,000 for the six-month period ended in 2000 and 1999, respectively, primarily as a result of proceeds from the IQO Private Placement and from the exercise of Warrants during 2000 and the collection of stock subscription receivables, exercise of Warrants and the sale of convertible securities during 1999. The Company believes that its cash and cash equivalent balance may be insufficient to satisfy its cash flow requirements for more than 12 months since the Company is unable to predict if it will have sufficient revenues to enable it to continue operations without additional financing.

         The Company does not currently have a line of credit with a commercial bank. As of December 31, 1999, the Company's principal commitments consisted of obligations under operating and capital leases and employment agreements. At that date, the Company had approximately $171,000 in outstanding borrowings under capital leases, which are payable through 2001. Pursuant to employment agreements with executive officers of the Company, as of June 30, 2000, the Company"s remaining obligation is to pay $215,000 and $430,000 in salaries for the years ended December 31, 2000 and 2001, respectively.

Risk Factors That May Affect Future Results

         The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights the most material of the risks.

We May Need Further Financing to Continue Our Operations.

         We have had a limited operating history as a software product company, have not made significant sales of our products and our revenues are difficult to predict. Our total revenues for the six months ended June 30, 2000 and for the year ended December 31, 1999 were $1,021,961 and $1,774,109, respectively. Given our continued operating losses, we may need additional financing to continue operations. We anticipate that our cash and cash equivalent balance may be insufficient to satisfy our cash flow requirements for more than 12 months, since we are unable to predict if we will have sufficient revenues to enable us to continue our operations without additional financing. We have no commitments, agreements or understandings regarding additional financings and we may be unable to obtain additional financing on satisfactory terms or at all.

We Have Had a History of Operating Losses and Project Future Losses; Therefore We Have Doubt About Our Ability To Continue as a Going Concern.

         At June 30, 2000, our accumulated deficit was $45,404,841. For the six months ended June 30, 2000 and for the fiscal years ended December 31, 1999 and 1998, we incurred net losses of $4,066,794, $5,925,591 and $7,294,032, respectively. We have incurred a net loss in each year of our existence, and have financed our operations primarily through sales of equity and debt securities. Our expense levels are high and our revenues are difficult to predict. The independent accountants' report on our financial statements for the year ended December 31, 1999 states that our recurring losses from operations and negative cash flow from operating activities raise doubt about our ability to continue as a going concern.

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

Our Revenues Depend On Sales of QueryObject System and We Are Uncertain Whether There Will be Broad Market Acceptance of this Product.

         Substantially all of our revenues for the foreseeable future are expected to be derived from sales of QueryObject System. Through June 30, 2000, we had software product revenue from only 43 QueryObject System installations, including those sold pursuant to reseller agreements for the resellers' own use. Our future financial performance will depend upon the successful introduction and customer acceptance of QueryObject System and the development of new and enhanced versions of the product. If we fail to achieve broad market acceptance of QueryObject System, it would have a material adverse effect on our business, operating results and financial condition.

We Are Seeking to Develop Additional Strategic Relationships With Indirect Channel Partners to Increase Sales, But We May be Unable to Attract Effective Partners and We Will Have Lower Gross Margins For Sales Through Indirect Channel Partners.

         As part of our sales and marketing efforts, we are seeking to develop additional strategic relationships with indirect channel partners, such as original equipment manufacturers and value-added resellers, to increase the number of our customers. We currently are investing, and intend to continue to invest, significant resources to develop indirect channel partners. Our results of operations will be adversely affected if we are unable to attract indirect channel partners to market our products effectively and provide timely and cost effective customer support and service. If we successfully sell products through these sales channels, the lower unit prices we expect to receive for such sales will result in our gross margins being lower than if we had sold those products through our direct sales force.

We Are Dependent on a Few Significant Customers and the Loss of a Single Customer Could Adversely Effect Our Business.

         For the six months ended June 30, 2000, four customers accounted for 75%, and for the fiscal year ended December 31, 1999, four customers accounted for 72%, of our total revenues. We are unsure if we will realize significant future revenues from any of these customers. We also expect that for the foreseeable future a relatively small number of customers and value added resellers will account for a significant percentage of our revenues. The loss of any such customer would have a material adverse effect on our operating results and financial condition.

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

         Our international sales for the six months ended June 30, 2000 and for the fiscal year ended December 31, 1999, were approximately 27% and 49% of our total revenue, respectively. We may expand our international operations and enter additional international markets, which would require significant management attention and financial resources and could adversely affect our business, operating results or financial condition. To expand international sales successfully, we may establish additional foreign operations, hire additional personnel and recruit additional international resellers and distributors. If we are unable to do so in a timely manner, our growth, if any, in international sales may be limited, and our business, operating results and financial condition could be adversely affected. We anticipate that expanded international sales, if any, will be denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and, therefore, potentially less competitive in those markets. Additional risks inherent in our future international business activities generally include:

             o    unexpected changes in regulatory requirements
             o    tariffs and other trade barriers
             o    costs of localizing products for foreign countries
             o    longer accounts receivable payment cycles

The Market Price of Our Common Stock Is Volatile.

         The market price of our common stock has in the past been, and may in the future continue to be, volatile. For instance, between January 1, 1999 and August 4, 2000, the closing price of our common stock has ranged between $1.41 and $10.94. A variety of events may cause the market price of our common stock to fluctuate significantly, including:

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

We Have a Significant Amount of Authorized But Unissued Preferred Stock, Which May Affect the Likelihood of a Change of Control in our Company.

         As of August 5, 2000, our Board of Directors has the authority, without further action by the stockholders, to issue 3,701,700 shares of preferred stock on such terms and with such rights, preferences and designations, including, without limitation restricting dividends on our common stock, dilution of the voting power of our common stock and impairing the liquidation rights of the holders of our common stock, as the Board may determine without any vote of the stockholders. Issuance of such preferred stock, depending upon the rights, preferences and designations thereof may have the effect of delaying, deterring or preventing a change in control. In addition, certain "anti-takeover" provisions of the Delaware General Corporation Law, among other things, may restrict the ability of our stockholders to authorize a merger, business combination or change of control.

We Can Give No Assurances That Our Forward Looking Statements Will Be Correct.

         Certain forward-looking statements, including statements regarding our expected financial position, business and financing plans are contained in this document or are incorporated in documents annexed as exhibits to this document. These forward-looking statements reflect our views with respect to future events and financial performance. The words, "believe," "expect," "plans" and "anticipate" and similar expressions identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from such expectations are disclosed in this prospectus. All subsequent written and oral forward-looking statements attributable to us are expressly qualified in their entirety by the cautionary statements. We caution readers not to place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligations to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Part II.    OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

         As described in Note 5 of the Notes to Condensed Consolidated Financial Statements included elsewhere herein, IQO has closed on the IQO Private Placement. The sale of the securities in the IQO Private Placement was made in reliance on the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. EarlyBird Capital Inc. acted as the placement agent of the Series A Private Placement. For more information relating to IQO Private Placement (including the conversion or exercise terms of the securities issued in the Private Placement), see Note 5 of the Notes to Condensed Consolidated Financial Statements.

         During the three months ended June 30, 2000, the Company issued an aggregate of 102,967 shares of Common Stock upon conversion of Series B Preferred Stock and Series C Preferred Stock. The issuance of the shares of Common Stock upon the conversion of the Series B and Series C Preferred Stock was made in reliance on the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. No underwriter was involved in any of the foregoing conversions of Preferred Stock.

Item 4.  Submission of Matters to a Vote of Security Holders

         At the annual meeting of stockholders of the Company on May 31, 2000, the stockholders (i) elected seven members of the Board of Directors to serve until the next annual meeting, (ii) approved the adoption of the 2000 Stock Option Plan, and (iii) ratified the appointment of PricewaterhouseCoopers LLP as the Company"s independent public accounts for year ending December 31, 2000.

         (i) The vote to elected seven members of the Board of Directors to serve until the next annual meeting was as follows:

                Nominee                    For              Withheld
                -------                    ---              --------

                Robert A. Thompson         6,015,897        18,194
                Daniel M. Pess             6,015,897        18,194
                Rino Bergonzi              6,015,897        18,194
                Alan W. Kaufman            6,015,897        27,518
                Amy L. Newmark             6,015,897        18,194
                Gianluigi Riccio           6,006,573        18,194
                Andre Szykier              6,015,897        18,194

         (ii) The vote for the adoption of the 2000 stock option plan was as follows:

                                                          Abstain and
                For                     Against           Broker Non-Votes
                ---                     -------           ----------------

                3,342,604               101,333           11,202

         (iii) The vote for ratifying the appointment of PricewaterhouseCoopers LLP was as follows:
                                                            Abstain and
                For                   Against               Broker Non-Votes
                ---                   -------               ----------------

                10,978,122            7,050                 1,500

Item 5.  Other Information

         Pursuant to recent amendments to the proxy rules under the Securities Exchange Act of 1934, as amended, the Company"s stockholders are notified that the deadline for providing the Company timely notice of any stockholder proposal to be submitted outside of the Rule 14a-8 process for consideration at the Company"s 2001 Annual Meeting of Stockholders (the "Annual Meeting") will be March 19, 2001. As to all such matters which the Company does not have notice on or prior to March 19, 2001, discretionary authorization shall be granted to the designated persons in the Company"s proxy statement for the Annual Meeting.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              Statement of Computation of Net Loss Per Share (Exhibit 11.1) Financial Data Schedule (Exhibit 27.1)

         (b)  Reports on Form 8-K

         A Report on Form 8-K was filed on April 20, 2000 under Item 5 " Other Events.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  August 11, 2000             QUERYOBJECT SYSTEMS CORPORATION



                               By:  /s/ Daniel M. Pess
                                    ------------------------------------------
                                    Executive Vice President, Chief Operating
                                    Officer and Chief Financial Officer
                                    (Principal Financial Officer and Principal
                                    Accounting Officer)