Form 10QSB
period 2000-09-30
QUERYOBJECT SYSTEMS CORP
filed 2000-11-14
CIK 855743

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000


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



            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No / /

            As  of  October  31,  2000  there  were  9,850,654   shares  of  the
Registrant's common stock outstanding.

Transitional Small Business Disclosure Format.  Yes / /   No / /

                         QUERYOBJECT SYSTEMS CORPORATION

                                   FORM 10-QSB

                                      INDEX




PART I.    FINANCIAL INFORMATION                                           PAGE
                                                                           ----

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheet
           As of September 30, 2000 (unaudited)..............................3

           Condensed Consolidated Statements of Operations
           For the three months and nine months ended September
           30, 2000 and 1999 (unaudited).....................................4

           Condensed Consolidated Statements of Cash Flows
           For the nine months ended September 30, 2000 and 1999 (unaudited).5

           Notes to the Condensed Consolidated Financial Statements..........6

Item 2.    Management's Discussion and Analysis or Plan of Operation.........8

PART II.   OTHER INFORMATION

Item 5.    Other Information................................................18

Item 6.    Exhibits and Reports on Form 8-K.................................18

SIGNATURES .................................................................19

Part I.

FINANCIAL INFORMATION

Item 1.      Financial Statements


                         QUERYOBJECT SYSTEMS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


                                                                        September 30,
                                                                            2000
ASSETS
Current assets
    Cash and cash equivalents .......................................   $ 5,744,804
    Accounts receivable, net of allowance for doubtful
       accounts of $54,587 ..........................................       750,782


    Prepaid expenses and other current assets .......................       340,042
                                                                        -----------

       Total current assets .........................................     6,835,628

Property and equipment, net .........................................     1,231,917
Deposits and other assets ...........................................       204,614
                                                                        -----------

       Total assets .................................................   $ 8,272,159
                                                                        -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable ................................................   $   267,930
    Accrued expenses ................................................       431,363
    Deferred revenue ................................................       148,167
    Deferred rent ...................................................        35,898
    Capital lease obligations .......................................        25,157
                                                                        -----------

       Total current liabilities ....................................       908,515

Deferred rent .......................................................       259,751
                                                                        -----------

       Total liabilities ............................................     1,168,266
                                                                        -----------

Minority interest (Note 5) ..........................................     6,534,993
                                                                        -----------

Stockholders' equity
    Preferred stock, $.001 par value: 4,000,000 shares authorized;
        none issued and outstanding .................................            --
    Common stock, $.003 par value:  60,000,000 shares
        authorized; 9,850,654 shares issued and outstanding .........        29,552
    Additional paid-in capital ......................................    48,630,759
    Accumulated deficit .............................................   (48,091,411)
                                                                        -----------

        Total stockholders' equity ..................................       568,900
                                                                        -----------

        Total liabilities and stockholders' equity ..................   $ 8,272,159
                                                                        -----------

      See accompanying Notes to Condensed Consolidated Financial Statements

                         QUERYOBJECT SYSTEMS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    Three Months Ended           Nine Months Ended
                                                       September 30,               September 30,
                                                    2000          1999          2000           1999
Revenues
    Software licenses .....................   $   222,000    $   525,200    $ 1,078,650    $ 1,078,400
    Maintenance and services ..............       154,711         29,365        320,022         82,459
                                              -----------    -------------  -----------    -----------

             Total revenues ...............       376,711        554,565      1,398,672      1,160,859

Cost of revenues
    Software licenses .....................         8,880         20,004         43,652         42,182
    Maintenance and services ..............        70,556         18,949        110,340         56,807
                                              -----------    -----------    -----------    -----------

             Total cost of revenues .......        79,436         38,953        153,992         98,989
                                              -----------    -----------    -----------    -----------

Gross profit ..............................       297,275        515,612      1,244,680      1,061,870
                                              -----------    -----------    -----------    -------------

Operating expenses
    Sales and marketing ...................     2,020,391        877,889      5,045,948      2,727,863
    Research and development ..............       693,640        507,827      1,916,024      1,747,454
    General and administrative ............       380,465        326,368      1,317,450      1,018,884
                                              -----------    -----------    -----------    -----------

             Total operating expenses .....     3,094,496      1,712,084      8,279,422      5,494,201
                                              -----------    -----------    -----------    -----------

Loss from operations ......................    (2,797,221)    (1,196,472)    (7,034,742)    (4,432,331)

Interest income ...........................       110,658         14,165        295,148         25,477
Interest expense ..........................        (1,293)        (7,896)       (11,390)       (34,918)
Other income (expense) ....................         1,286           --           (2,380)        (1,288)
                                              -----------    -----------    -----------    ------------

Net loss ..................................   $(2,686,570)   $(1,190,203)   $(6,753,364)    (4,443,060)
                                              -----------    -----------    -----------    ------------

Basic and diluted net loss per common share   $      (.27)   $      (.51)   $      (.72)   $     (2.11)
                                              -----------    -----------    -----------    ------------

Weighted average shares used in per share .
    computation (Note 2) ..................     9,844,960      2,336,130      9,325,154      2,108,541
                                              -----------    -----------    -----------    ------------


     See accompanying Notes to Condensed Consolidated Financial Statements.

                         QUERYOBJECT SYSTEMS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                             Nine Months Ended
                                                                                September 30,
                                                                             2000            1999
Cash flows from operating activities
     Net loss ........................................................   $(6,753,364)   $(4,443,060)
     Adjustments to reconcile net loss to net cash used in operating activities
          Depreciation and amortization ..............................       341,367        319,808

          Loss on disposition of equipment ...........................         9,033          1,288
                      Options issued for consulting services .........       436,551        380,565
                      Changes in assets and liabilities
                             Accounts receivable, net ................       480,765       (615,905)
                             Prepaid expenses and other current assets      (191,808)      (232,221)
                             Deposits and other assets ...............       (47,567)       (23,457)
                             Accounts payable and accrued expenses ...      (212,607)      (148,731)
                             Deferred rent ...........................         3,358        (15,371)
                             Deferred revenue ........................       (21,588)        56,215
                                                                          ----------      ---------

                             Net cash used in operating activities ...    (5,955,860)    (4,720,869)
                                                                          ----------      ---------

Cash flows from investing activities
           Acquisitions of property and equipment ....................      (736,017)      (184,158)
           Repayment of stockholder note receivable ..................          --           65,000
                                                                          ----------      ---------

                             Net cash used in investing activities ...      (736,017)      (119,158)
                                                                          ----------      ---------

Cash flows from financing activities
           Proceeds from exercise of  common stock warrants ..........     1,456,250        719,331
           Proceeds from exercise of common stock options ............       102,618           --
           Proceeds from issuance of preferred stock, net ............          --        4,089,791
           Proceeds from issuance of IQO preferred stock, net ........     6,534,993           --
           Collection of stock subscriptions receivable, net .........          --        1,397,004
           Repayment of loans payable to stockholders ................          --         (700,000)
           Proceeds from loans payable to stockholders ...............          --          400,000
           Payments of capital lease obligations .....................      (146,034)      (130,247)
                                                                          ----------      ---------

                             Net cash provided by financing activities     7,947,827      5,775,879
                                                                          ----------      ---------

Net increase in cash and cash equivalents ............................     1,255,950        935,852

Cash and cash equivalents at beginning of year .......................     4,488,854        854,018
                                                                          ----------      ---------

Cash and cash equivalents at end of period ...........................   $ 5,744,804    $ 1,789,870
                                                                          ----------      ---------


     See accompanying Notes to Condensed Consolidated Financial Statements.

                         QUERYOBJECT SYSTEMS CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.          BASIS OF PRESENTATION

            The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company's financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, and have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The results of operations for the periods ended September 30, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter, or for the entire fiscal year ending December 31, 2000, or for any future period.

            The condensed consolidated financial statements include the accounts of QueryObject Systems Corporation and its subsidiaries, internetQueryObject Corporation ("IQO"), QueryObjectexchange Corporation and QueryObject Systems Corporation, Ltd. All significant intercompany transactions have been eliminated in consolidation.

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

            Certain prior period amounts have been reclassified to conform to their 2000 presentation.

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

4.          LIQUIDITY AND BUSINESS RISKS

            The Company has incurred operating losses since inception, has incurred negative cash flows from operating activities and has an accumulated deficit of $48,091,411 and $41,338,047 as of September 30, 2000 and December 31, 1999, respectively. The Company has had a limited operating history as a software product company and has not made significant sales of its products, therefore, revenues are difficult to predict. It is anticipated that the cash and cash equivalent balance of IQO at September 30, 2000 will be sufficient to satisfy its cash flow requirements for more than 12 months. QueryObject Systems Corporation anticipates that its cash and cash equivalent balance at September 30, 2000 will be insufficient to satisfy its cash flow requirements beyond December 2000. The Company is seeking to sell additional equity or convertible debt securities, however, there can be no assurance that the Company would be successful in raising additional funds. The sale of additional equity or convertible debt securities would result in additional dilution to the Company's stockholders.

5.          IQO PREFERRED STOCK

            In April 2000, IQO sold 70 Units, at a purchase price per Unit of $100,000 (the "Units"), each Unit consisted of 125,000 shares of Series A Preferred Stock and a Common Stock Purchase Warrant to purchase 125,000 shares of IQO's Common Stock (the "IQO Private Placement"). IQO received net proceeds of $6,534,993. Each share of Series A Preferred Stock is convertible, at the option of the holder, into one share of IQO Common Stock (8,750,000 shares in total). The Series A Preferred Stock ranks senior to all other classes of IQO capital stock and has a liquidation preference equal to its purchase price of $.80 per share. The Series A Preferred Stock is not entitled to receive dividends unless dividends are declared on a junior security with the approval of the Series A holders. The Common Stock Purchase Warrants are exercisable until April 17, 2001 at an exercise price of $1.00 per share.

            IQO granted the placement agent in the IQO Private Placement an option to purchase 492,500 shares of its Common Stock and paid commissions and a non-accountable expense allowance of $394,000. The securities offered and sold in the IQO Private Placement were not registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States by the holders thereof absent registration or an applicable exemption from registration requirements.

            As of September 30, 2000, the Company owns all the outstanding IQO Common Stock. Assuming the conversion of all of the Series A Preferred Stock into IQO Common Stock, the Company would own 53.3% of the outstanding IQO Common Stock. The Company has reported the proceeds from the IQO Private Placement, less professional expenses and fees associated with the offering, as Minority Interest in the accompanying Condensed Consolidated Balance Sheet.

6.          RECENT ACCOUNTING PRONOUNCEMENT

            In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB No. 101B to defer the effective date of implementation of SAB No. 101 until the fourth quarter of fiscal 2000. The Company is in the process of evaluating the impact of SAB 101.

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

            During April 2000, the Company began staffing and incurred initial marketing and product-related expenses and general and administrative expenses with respect to IQO. As of October 31, 2000, IQO has 18 full time equivalent employees. Total expenses for the three and nine month periods ended September 30, 2000 were $955,422 and $2,023,793, respectively. IQO will resell the Company's database, data streaming and data distribution technology to Internet based businesses. IQO is developing applications that capture, store, manage, distribute and analyze data for CRM (Customer Relationship Management).

            To date, the Company has incurred substantial losses from operations, and at September 30, 2000, had an accumulated deficit of $48,091,411. The Company expects to incur substantial operating expenses in the future to support its product development efforts (including those of IQO), establish and expand its domestic and international sales and marketing capabilities, including recruiting additional indirect channel partners, and support and expand its technical and management personnel and organization.

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

RESULTS OF OPERATIONS

            The following table sets forth certain items in the Company's consolidated statements of operations for the three and nine month periods ended September 30, 2000 and 1999 ($ in thousands):


                                              Three Months Ended    Nine Months Ended
                                                  September 30,       September 30,
                                                2000        1999     2000        1999
Revenues
           Software licenses ..............   $   222    $   525    $ 1,079    $ 1,078
           Maintenance and services .......       155         30        320         83
                                              -------    -------    -------    -------

                   Total revenues .........       377        555      1,399      1,161
                                              -------    -------    -------    -------

Cost of revenues
           Software licenses ..............         9         20         44         42
           Maintenance and services .......        71         19        110         57
                                              -------    -------    -------    -------

                   Total cost of revenues .        80         39        154         99
                                              -------    -------    -------    -------

Gross profit ..............................       297        516      1,245      1,062
                                              -------    -------    -------    -------

Operating expenses
           Sales and marketing ............     2,020        878      5,046      2,728
           Research and development .......       694        508      1,916      1,747
           General and administrative .....       380        326      1,318      1,019
                                              -------    -------    -------    -------

                   Total operating expenses     3,094      1,712      8,280      5,494
                                              -------    -------    -------    -------

Loss from operations ......................    (2,797)    (1,196)    (7,035)    (4,432)

  Interest income .........................       110         14        295         25
  Interest expense ........................        (1)        (8)       (11)       (35)
  Other income (expense) ..................         1       --           (2)        (1)
                                              -------    -------    -------    -------

Net loss ..................................   $(2,687)   $(1,190)   $(6,753)   $(4,443)
                                              -------    -------    -------    -------

REVENUES

            The Company's license revenues have been generated from sales of QueryObject System. Maintenance revenues consist of ongoing support and product updates that are recognized ratably over the term of the contract, typically 12 months. Service revenues consist primarily of paid proof-of-concepts performed for customers on a project or contract basis and are recognized over the term of the respective agreements.

            Total revenues decreased by $178,000, or 32%, from $555,000 in the third quarter of 1999 to $377,000 in the third quarter of 2000. For the first nine months, total revenues increased $238,000, or 20% from $1,161,000 in 1999 to $1,399,000 in 2000. The increase for the first nine months was primarily due to service revenue of IQO and the decrease for the third quarter was due to decreased license revenue, partially offset by IQO service revenue. The Company recorded license revenue from the sale of two licenses in the third quarter of 2000 compared to the sale of five licenses in the third quarter of 1999. The Company recorded license revenue from the sale of 13 licenses for the first nine months of 2000 compared to the sale of 11 licenses for the first nine months of 1999. The decrease in license revenues for the third quarter compared to 1999 was primarily due to a lack of sales in Europe. Revenues from European sales decreased by 98% during the third quarter, which was partially offset by a 149% increase in North America revenues. For the first nine months, revenues in Europe decreased by 66%, which was more than fully offset by a 176% increase in North America revenues. Maintenance and service revenue increased by $125,000, or 417%, from $30,000 in the third quarter of 1999 to $155,000 in the third quarter of 2000. For the first nine months, maintenance and service revenue increased by $237,000, or 286% from $83,000 in 1999 to $320,000 in 2000. These increases were primarily the result of IQO service revenue. Maintenance and service revenues are expected to increase as the Company sells additional licenses and as IQO introduces its product offering.

COST OF REVENUES

            Cost of software license revenues consists primarily of royalty payments to third parties, product packaging, documentation and production costs. Cost of software license revenues as a percentage of software license revenues was 4% for all periods presented.

            Costs of maintenance and services revenues consist primarily of customer support costs and direct costs associated with providing proof-of-concept services. Cost of maintenance and services revenues as a percentage of maintenance and services revenues were 46% and 34%, respectively, for the three and nine-month periods ended September 30, 2000. Cost of maintenance and services revenues as a percentage of maintenance and services revenues were 63% and 69%, respectively, for the three and nine-month periods ended September 30, 1999. These decreases in the 2000 periods were primarily due to increased service revenues of IQO for which the related direct costs were lower as a percentage of service revenues than maintenance revenues. In addition, higher maintenance revenues for the 2000 periods did not require additional personnel costs related to customer support.

OPERATING EXPENSES

            Sales and Marketing. Sales and marketing expenses consist primarily of personnel costs, including sales commissions and incentives, of all personnel involved in the sales and marketing process, as well as related recruiting costs, public relations, advertising related costs, collateral material and trade shows. Sales and marketing expenses increased $1,142,000, or 130%, from $878,000 in the third quarter of 1999 to $2,020,000 in the third quarter of 2000. For the first nine months, sales and marketing expenses increased $2,318,000, or 85%, from $2,728,000 in 1999 to $5,046,000 in 2000. These increases in the 2000 periods were primarily due to personnel related costs and marketing and sales costs of IQO ($712,000 and $1,445,000 for the three and nine month periods ended in 2000, respectively) and a general increase in marketing expenses of the Company. The Company believes its sales and marketing expenses will increase in absolute dollars as the Company continues to increase promotion and other marketing expenses.

            Research and Development. Research and development expenses consist primarily of salaries and other personnel related expenses, recruiting costs associated with the hiring of additional software engineers and quality assurance personnel, consultant costs and depreciation of development equipment. Research and development expenses increased $186,000, or 37%, from $508,000 in the third quarter of 1999 to $694,000 in the third quarter of 2000. For the first nine months, research and development expenses increased $169,000, or 10%, from $1,747,000 in 1999 to $1,916,000 in 2000. These increases in the 2000 periods were primarily due to increased personnel related costs of IQO. The Company believes a significant level of investment for product research and development is required to remain competitive and, accordingly, the Company anticipates it will continue to devote substantial resources to product research and development (including those of IQO) and that these costs will increase in absolute dollars. To date, all research and development costs have been expensed as incurred.

            General and Administrative. General and administrative expenses consist primarily of personnel costs for finance and accounting, human resources and general management, as well as insurance and professional expenses. General and administrative expenses increased $54,000, or 17%, from $326,000 in the third quarter of 1999 to $380,000 in the third quarter of 2000. For the first nine months, general and administrative expenses increased $299,000, or 29%, from $1,019,000 in 1999 to $1,318,000 in 2000. These increases in the 2000 periods were primarily due to higher legal and professional expenses, costs relating to IQO and higher bad debt expense, offset in part by a reduction in personnel related costs. The Company believes its general and administrative expenses (including those of IQO) will increase in absolute dollars.

INTEREST INCOME AND INTEREST EXPENSE

            Interest income represents income earned on the Company's cash and cash equivalents. Interest income increased $96,000 from $14,000 in the third quarter of 1999 to $110,000 in the third quarter of 2000. For the first nine months, interest income increased $270,000 from $25,000 in 1999 to $295,000 in 2000. These increases in the 2000 periods were primarily due to a higher level of cash and cash equivalents on deposit during 2000 as a result of the closing of the IQO Private Placement in April 2000.

            Interest expense generally represents interest on capital equipment leases. Interest expense decreased $7,000 from $8,000 in the third quarter of 1999 to $1,000 in the third quarter of 2000. For the first nine months, interest expense decreased $24,000 from $35,000 in 1999 to $11,000 in 2000. These decreases in the 2000 periods were primarily due to a lower outstanding balance on capital lease obligations.

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

LIQUIDITY AND CAPITAL RESOURCES

            Since  January  1,  1999,  the  Company  has   consummated   several
financings to fund operations as follows:

               (a) In April 2000, IQO received $6,534,993 in net proceeds from a private placement of Series A Preferred Stock and Common Stock Purchase Warrants. See Note 5 of Notes to Condensed Consolidated Financial Statements.

               (b) Between June and August 1999, the Company received net proceeds of $4,089,791 from a private placement of securities that have been converted or exercised into an aggregate of 3,239,169 shares of Common Stock.

               (c) Between October 1998 and February 1999, the Company received net proceeds of $3,995,000 (of which $1,397,004 was received after January 1, 1999) from two private placements of securities that have been converted or exercised into an aggregate of 4,834,103 shares of Common Stock.

            During the year ended December 31, 1999, the exercise of Warrants granted in the private placements noted in (b) and (c) above resulted in proceeds to the Company of $5,213,908. In January 2000, the exercise of the remaining outstanding Warrants from such private placements resulted in proceeds to the Company of $1,456,250.

            As of September 30, 2000, the Company had $5,744,804 in cash and cash equivalents and working capital of $5,927,113. The Company has incurred operating losses since inception, has incurred negative cash flows from operating activities and had an accumulated deficit as of September 30, 2000 and December 31, 1999 of $48,091,411 and $41,338,047, respectively.

            Net cash used in operating activities was $5,956,000 and $4,721,000 for the nine-month periods ended in 2000 and 1999, respectively. For the nine months ended September 30, 2000, net cash used in operating activities was primarily attributable to a net loss of $6,753,000, less depreciation, amortization and consulting option expenses of $778,000. For 1999, net cash used in operating activities was primarily attributable to a net loss of $4,443,000 and an increase in accounts receivable of $616,000, less depreciation, amortization and consulting option expense of $700,000. Net cash provided by financing activities was $7,948,000 and $5,776,000 for the nine-month periods ended in 2000 and 1999, respectively, primarily as a result of proceeds from the IQO Private Placement and from the exercise of Warrants during 2000 and the collection of stock subscription receivables, exercise of Warrants and the sale of convertible securities during 1999. It is anticipated that the cash and cash equivalent balance of IQO at September 30, 2000 will be sufficient to satisfy its cash flow requirements for at least the next 12 months. QueryObject Systems Corporation anticipates that its cash and cash equivalent balance at September 30, 2000 will be insufficient to satisfy its cash flow requirements beyond December 2000. The Company is seeking to sell additional equity or convertible debt securities, however, there can be no assurance that the Company would be successful in raising additional funds. The sale of additional equity or convertible debt securities would result in additional dilution to the Company's stockholders.

            The Company does not currently have a line of credit with a commercial bank. As of September 30, 2000, the Company's principal commitments consisted of obligations under operating and capital leases and employment agreements. At September 30, 2000, the Company had approximately $25,000 in outstanding borrowings under capital leases, which are payable through 2001. Pursuant to employment agreements with executive officers of the Company, as of September 30, 2000, the Company's remaining obligation is to pay $107,500 and $430,000 in salaries for the years ended December 31, 2000 and 2001, respectively. Subsequent to September 30, 2000, the Company entered into an employment agreement with a new President which will require it to pay $200,000 in salary for a one year period.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

            The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights the most material of the risks.

WE NEED FURTHER FINANCING TO CONTINUE OUR OPERATIONS.

            We have had a limited operating history as a software product company, have not made significant sales of our products and our revenues are difficult to predict. Our total revenues for the nine months ended September 30, 2000 and for the year ended December 31, 1999 were $1,398,672 and $1,774,109, respectively. Given our continued operating losses, our cash and cash equivalent balance will be insufficient to satisfy our cash flow requirements beyond December 2000 and we will need additional financing to continue operations. We are seeking to sell additional equity or convertible debt securities, however, we are unable to predict whether we will be successful in raising additional funds. We have no commitments, agreements or understandings regarding additional financings and we may be unable to obtain additional financing on satisfactory terms or at all.

WE HAVE HAD A HISTORY OF OPERATING LOSSES AND PROJECT FUTURE LOSSES; THEREFORE WE HAVE DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

            At September 30, 2000, our accumulated deficit was $48,091,411. For the nine months ended September 30, 2000 and for the fiscal years ended December 31, 1999 and 1998, we incurred net losses of $6,753,364, $5,925,591 and
$7,294,032, respectively. We have incurred a net loss in each year of our existence, and have financed our operations primarily through sales of equity and debt securities. Our expense levels are high and our revenues are difficult to predict. The independent accountants' report on our financial statements for the year ended December 31, 1999 states that our recurring losses from operations and negative cash flow from operating activities raise doubt about our ability to continue as a going concern.

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

OUR  REVENUES  DEPEND  ON  SALES  OF  QUERYOBJECT   SYSTEM  AND  THE  SUCCESSFUL
DEVELOPMENT OF THE IQO SERVICE OFFERING. WE ARE UNCERTAIN WHETHER THERE WILL BE BROAD MARKET ACCEPTANCE OF THESE PRODUCTS.

            Substantially all of our revenues for the foreseeable future are expected to be derived from sales of QueryObject System and from IQO services. Through September 30, 2000, we had software product revenue from only 45 QueryObject System installations, including those sold pursuant to reseller agreements for the resellers' own use. Our future financial performance will depend upon the successful introduction and customer acceptance of QueryObject System and the development of new and enhanced versions of the product. If we fail to achieve broad market acceptance of QueryObject System or fail to successfully develop the IQO service offering and achieve broad market acceptance, it would have a material adverse effect on our business, operating results and financial condition.

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

WE ARE DEPENDENT ON A FEW SIGNIFICANT CUSTOMERS AND THE LOSS OF A SINGLE CUSTOMER COULD ADVERSELY EFFECT OUR BUSINESS.

            For the nine months ended September 30, 2000 and the fiscal year ended December 31, 1999, four customers accounted for 60% and 72% of our total revenues, respectively. We are unsure if we will realize significant future revenues from any of these customers. We also expect for the foreseeable future a relatively small number of customers and value added resellers will account for a significant percentage of our revenues. The loss of any such customer would have a material adverse effect on our operating results and financial condition.

WE ARE DEPENDENT ON A FEW KEY PERSONNEL AND WE NEED TO ATTRACT AND RETAIN HIGHLY QUALIFIED TECHNICAL, SALES, MARKETING, DEVELOPMENT AND MANAGEMENT PERSONNEL.

            Our future performance depends in significant part upon the continued service of key technical, sales and senior management personnel. The loss of the services of one or more of our key employees, in particular, Robert Thompson, our Chief Executive Officer, Joseph M. Valley, Jr., our new President and Chief Operating Officer and Daniel M. Pess, our Chief Financial Officer, could have a material adverse effect on our business, operating results and financial condition. We have employment agreements with Mr. Thompson and Mr. Pess that expire in December 2001 and an employment agreement with Mr. Valley that expires November 2001.

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

WE LACK PROPRIETARY TECHNOLOGY PROTECTION OF OUR PRODUCTS AND MAY RISK INFRINGEMENT UPON TECHNOLOGY DEVELOPED BY OTHERS.

            We rely primarily on a combination of trade secrets, confidentiality agreements and contractual provisions to protect our proprietary technology. We license rather than sell our software and require licensees to enter into license agreements that impose certain restrictions on their ability to utilize the software. In addition, we seek to avoid disclosure of our trade secrets, including but not limited to requiring those persons with access to our proprietary information to execute confidentiality agreements and restricting access to our source code. These steps afford only limited protection. While we have applied for a patent for our Internet streaming technology, we are unable to predict whether we will receive such patent and we have no other patents or patent applications pending. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. Policing unauthorized use of our products may be difficult and costly, and software piracy may become a persistent problem. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as the laws of the United States. We are unable to predict whether we have adequately protected our proprietary rights or if competitors will independently develop the same technology.

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

            Our international sales for the nine months ended September 30, 2000 and for fiscal year ended December 31, 1999, were approximately 21% and 49% of our total revenue, respectively. We may expand our international operations and enter additional international markets, which would require significant management attention and financial resources and could adversely affect our business, operating results or financial condition. To expand international sales successfully, we may establish additional foreign operations, hire additional personnel and recruit additional international resellers and distributors. If we are unable to do so in a timely manner, our growth, if any, in international sales may be limited, and our business, operating results and financial condition could be adversely affected. Our revenues for the three months ended September 30, 2000 declined 32% from the three months ended September 30, 1999 primarily due to a decrease in international sales. We anticipate that expanded international sales, if any, will be denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and, therefore, potentially less competitive in those markets. Additional risks inherent in our future international business activities generally include:

            o    unexpected changes in regulatory requirements
            o    tariffs and other trade barriers
            o    costs of localizing products for foreign countries
            o    longer accounts receivable payment cycles

THE MARKET PRICE OF OUR COMMON STOCK IS VOLATILE.

            The market price of our common stock has in the past been, and may in the future continue to be, volatile. For instance, between January 1, 1999 and September 30, 2000, the closing price of our common stock has ranged between $1.41 and $10.94. A variety of events may cause the market price of our common stock to fluctuate significantly, including:

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

WE HAVE A SIGNIFICANT AMOUNT OF AUTHORIZED BUT UNISSUED PREFERRED STOCK, WHICH MAY AFFECT THE LIKELIHOOD OF A CHANGE OF CONTROL IN OUR COMPANY.

            As of October 31, 2000,  our Board of Directors  has the  authority, without further action by the stockholders, to issue 4,000,000 shares of preferred stock on such terms and with such rights, preferences and designations, including, without limitation restricting dividends on our common stock, dilution of the voting power of our common stock and impairing the liquidation rights of the holders of our common stock, as the Board may determine without any vote of the stockholders. Issuance of such preferred stock, depending upon the rights, preferences and designations thereof may have the effect of delaying, deterring or preventing a change in control. In addition, certain "anti-takeover" provisions of the Delaware General Corporation Law, among other things, may restrict the ability of our stockholders to authorize a merger, business combination or change of control.

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

PART II.          OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

            On September 14, 2000, the Company's common stock commenced trading on the American Stock Exchange.

            On October 23, 2000, Joseph M. Valley, Jr. became the President and Chief Operating Officer of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits

                  Statement of Computation of Net Loss Per Share (Exhibit 11.1) Financial Data Schedule (Exhibit 27)
                  Employment  Agreement,  effective  October  23,  2000,  by and
                  between  Joseph  M.  Valley,   Jr.  and  QueryObject   Systems
                  Corporation (Exhibit 99.1)

            (b)   Reports on Form 8-K

                  No Reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:     November 13, 2000        QUERYOBJECT SYSTEMS CORPORATION



                               By:  /s/ Daniel M. Pess
                                    -------------------------------------------
                                    Executive Vice President, Chief Financial
                                    Officer (Principal Financial Officer and
                                    Principal Accounting Officer)