Form 10KSB
period 2000-12-31
QUERYOBJECT SYSTEMS CORP
filed 2001-04-02
CIK 855743

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ____

                         Commission file number 1-13587

                         QUERYOBJECT SYSTEMS CORPORATION
- --------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


               Delaware                                  94-3087939
- --------------------------------          -------------------------------------
(State or other jurisdiction of           (IRS Employer Identification Number)
incorporation or organization


        One Expressway Plaza , Suite 208, Roslyn Heights, New York 11577
- --------------------------------------------------------------------------------
        (Address of Principal Executive Offices)             (Zip Code)

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

                                                              Yes /X/     No / /

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

                  State the issuer's  revenues for its most recent  fiscal year:
The issuer's revenues for the fiscal year ended December 31, 2000 were $1,715,841.

                  The  aggregate  market  value  of the  voting  stock  held  by non-affiliates of the Registrant computed by reference to the price at which the stock was sold on March 23, 2001 was approximately $4,368,000. Solely for the purposes of this calculation, shares held by directors and officers of the Registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the Registrant that such individuals are, in fact, affiliates of the Registrant.

                  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At March 23, 2001, there were outstanding 12,411,657 shares of the Registrant's Common Stock, $.003 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

                  Certain portions of the Registrant's definitive proxy statement to be filed not later than April 30, 2001 pursuant to Regulation 14A are incorporated by reference in Items 9 through 12 of Part III of this Annual Report on Form 10-KSB.

                  Transitional Small Business Disclosure Format (check one):


                  Yes   / /   No /X/

                                     PART I


ITEM 1.           DESCRIPTION OF BUSINESS



Company Overview

         QueryObject Systems Corporation (the "Company") develops and markets proprietary business intelligence software solutions that enable business managers to leverage existing corporate data in making strategic decisions. The Company has realized limited sales of its products.

         Through the evolution of technology, businesses operating in transaction intensive industries, such as telecommunications, healthcare, insurance, financial services and retail, have dramatically increased their ability to gather and store large amounts of information generated from various sources. Contained within the accumulated data is information that, if extracted effectively and efficiently, can be used to enhance strategic corporate planning. While companies have invested heavily in capturing data, they have only begun to focus significant resources on the management and analysis of such data; consequently, the data gathering and analysis industry is experiencing significant growth. The Company developed its software products in response to the growing recognition of the strategic value of analyzing these increasing volumes of data. The Company believes its QueryObject System is a highly scalable and efficient solution for providing business intelligence applications and users with all the relevant information from corporate data. QueryObject System is designed as a powerful OLAP (On-Line Analytical Processing) data mart solution that transforms mainframe size databases into highly compact and portable mathematical representations that fit onto standard PC laptops.

         In March 1999, the Company formed internetQueryObject Corporation ("IQO"), which sells application services. IQO has developed the CustomerView application, a turnkey analytical application for the retail industry. To date, IQO has realized limited sales of its application services.

         The Company was incorporated in Delaware in 1997 and is the successor by merger to CrossZ International, Inc., a California corporation, incorporated in 1989. In May 1998, the name of the Company was changed from CrossZ Software Corporation to QueryObject Systems Corporation to reflect the change in the Company's focus to the sale and support of its proprietary products thereby enabling customers to do their own analysis. Unless otherwise indicated, references to the Company also include its predecessor and its subsidiaries, IQO, QueryObject Systems Corporation, Ltd. and QueryObjectexchange Corporation.

Industry Background

         Data marts are component technologies in the "Business Intelligence" or more broadly, the "Data Warehousing" market. Current Analysis, a leading technology research company, estimates that the size of this market will increase to over $10 billion by the end of 2001, with near and long term annual compound growth of approximately 30%. The stimulus for this growth is the exceptional returns on capital experienced by companies that have invested in data warehousing and related technologies. In a 1999 study of 62 companies that invested an average of $2.2 million each in data warehousing, International Data Corp., a leading technology consulting company, found that the average return on investment after three years was 401%.

         There are generally three components to an enterprise-wide business intelligence system:

         - Data warehouse: a central repository for selected historical data derived from various databases that are stored in a summarized and standardized format and made available to users on a read-only basis. Data warehouses provide users with better access to critical data in the organization's relational database management systems ("RDBMS"), but users are not generally familiar enough with database syntax to extract data from data warehouses without assistance from information technology ("IT") personnel.

         - Data mart: subject-specific subsets of the data warehouse. An advanced form of data mart contains pre-calculated answers stored in a multidimensional data mart known as a data cube.

         - Data analysis: accessing information and discovering and extracting hidden patterns or trends from databases and data marts.

         Despite the size of this market, and the strategic value of the "business intelligence" available from corporate data, businesses developed their information systems solely to support transactional data processing, collecting and storing the data necessary to facilitate such processing. Therefore, data storage methods designed in contemplation of narrow transactional goals are being burdened with additional tasks associated with strategic analysis. Such systems do not fully address the need to transform data into useful information.

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

Limitations of Traditional On-Line Analytical Processing Products

         Although a data warehouse is useful, because it contains all of the data that can be analyzed, its immense size makes business intelligence analysis inefficient and unwieldy. Within any data warehouse there will be data unrelated to the goal of the analysis that must be disregarded in any specific or particular analyses. For example, if a company is trying to determine the most relevant factors in retaining its customers for repeat purchases, certain elements of each customer's data profile will have a relatively high correlative value, such as income, gender or occupation, while other elements will have a relatively low correlative value, such as first name or social security number. A data warehouse contains all the data elements, however, it does not contain the additional information necessary to identify those data elements relevant to a business goal.

         The response to the inefficiencies of the data warehouse has been the development of the data mart. However, much of the traditional data mart technology is still based on the relational model employed in the data warehouse and often does not present that data in a fully transformed form most suitable for analytical as opposed to storage purposes.

         The Company believes enterprises are searching for ways to transcend these limitations, to develop data marts that more efficiently support business intelligence analytical techniques, in less time, with a more precise correlation between data mart content and the user's business objectives. At the same time, such product must perform within existing hardware and systems architectures and minimize impact on critical IT resources.

         The  Company   believes  that  its   QueryObject   System  provides  an
enterprise-wide   solution  to  the  problems  of  first  generation  data  mart technology limitations.

QueryObject System(R)

         QueryObject System employs advanced mathematics to create compact, portable and accurate representations of data sets, called QueryObjects, from the data warehouse. In real-world applications, a QueryObject System-based data mart can contain tens, even hundreds of times more data than competitive datamart products. QueryObject System operates on UNIX, Linux and Windows NT servers and can deliver data over client-server networks or the Internet.

         The Company believes that QueryObject System offers the following advantages over conventional data marts:

         o Plug and Play with Raw Data: QueryObject System allows the user to extract virtually unlimited amounts of raw data directly from an existing data warehouse or for production database, without the need to aggregate and then summarize the data.

         o Fresher Data: Performing a full scan on a data warehouse to create a data mart is time intensive, consumes CPU resources, and renders the warehouse virtually inaccessible to users for other purposes. In fact, most businesses find it difficult to perform more than one full scan on their data warehouse in a day and often require a week or more to create a data mart. QueryObject System was designed specifically for high speed data mart creation without the management overhead and negative performance implications associated with data warehouses and other conventional data repositories, allowing users to create dozens of data marts in a single day. Moreover, because QueryObject System technology can reside on UNIX, Linux or Windows NT servers, the user can create the data mart on the system that makes the most sense for the business and insulate mission critical applications and databases from the performance degradation normally associated with full database scans.

         o Lower Cost: As a result of the ability to load raw data directly into QueryObject System, users can reduce or eliminate time-consuming work such as extracting, cleaning, normalizing, formatting and summarizing data before loading it into a data warehouse. In addition, large amounts of operational data can be preserved for future analysis at far lower cost than a data warehouse.

         o Greater Scalability and Speed: The Company believes QueryObject based data marts contain more data in less storage space than existing data marts such as Hyperion Essbase. A single QueryObject can contain the representation of hundreds of millions of records, tens of thousands of values in each field or column and billions of potential query answers. The use of proprietary algorithmic equations allows QueryObject-based data marts to store more data in a fraction of the storage space needed by conventional data marts. Even with data marts that measure in the hundreds of millions of records, the retrieval can often be executed in seconds or less.

         o Greater Multi-User Support: QueryObjects can support unlimited numbers of concurrent users since all possible answers to all possible queries are contained within the data mart, and impose virtually no degradation on processing, in contrast to conventional data marts that consume large amounts of processing power in computing potential answers.

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

The QueryObject Strategy

         The Company's objective is to establish the QueryObject System technology as a ubiquitous data mart standard for information analysis in data intensive industries such as telecommunications, healthcare and insurance and financial services. Key elements of the Company's strategy include:

         Establish Technology Leadership. The Company has developed a number of technologies specifically designed to meet the scalability, capacity, usability and functionality requirements of data mart software. In particular, the Company has developed a proprietary high performance mathematical algorithm suite to compute and represent all possible answers, univariates, uniques and intermediates across very large databases. These answers are stored in highly compact formats that do not require significant server memory or processing power to provide instantaneous query response. The Company intends to continue to develop what it believes are innovative technologies and features to address the specific business requirements of data marts in the areas of performance, scalability, data integrity, system administration and decision analysis capabilities. The Company intends to continue to invest in its technology in order to enhance its existing data mart products.

         Develop Strategic Relationships. To accelerate the adoption of the QueryObject System as a standard platform business intelligence application, the Company has begun to form strategic relationships with many providers of business intelligence software applications, tools and services. The Company has established license agreements and VAR ("value-added resellers") relationships with several companies that have resulted in revenue for the years ended December 31, 2000 and 1999, including EDS, AmerInd, Inc., and CZ Solutions S.p.A.

         Expand Open Systems Approach. The Company seeks to maximize the market for its products by designing them to adhere to industry standards, which allows the sharing of data across platforms and software applications. QueryObject technology operates with a wide range of third-party front-ends, databases and operating systems via an open architecture that supports Microsoft's open database connectivity (ODBC), object linking and embedding database (OLE/DB) standards, the Java Data Base Connectivity standard (JDBC) designed for Internet tools and Microsoft's multi-dimensional query standard (ODBO). The Company believes that its open systems approach represents a competitive advantage versus competing solutions that are more proprietary in nature, and as such intends to continue to adhere to industry standards.

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

         Target Horizontal Markets/New Applications and Markets. Because the delivery of relevant data to business intelligence applications is a critical corporate function in a wide variety of industries, the Company believes that its solutions are potentially applicable in a broad range of markets. The Company is currently targeting customers in telecommunications, financial services, insurance and health care and retail.

         Provide Superior Customer Service. The Company believes that providing superior customer service is critical for customer success. The Company's strategy is to deliver technology and services that enable its customers to implement, in a timely and cost-effective manner, integrated data mining/data mart applications. The Company provides its customers with a comprehensive array of services, including software updates, documentation updates, product maintenance and emergency response. The Company intends to maintain its focus and to continue to invest in service and support to extend its customer service advantage.

         Expand Sales and Marketing Capabilities. The Company intends to expand its sales and marketing capabilities, both domestically and internationally, by increasing the size of its direct sales organization and developing an indirect channel of distributors such as original equipment manufacturers ("OEMs") and VARs.

Products

         The Company's QueryObject System is a highly scalable and efficient solution for providing business intelligence applications and users with all the relevant information from corporate data.

         QueryObject System is a powerful OLAP data mart solution that transforms mainframe size databases into highly compact and portable mathematical representations that fit onto standard PC laptops. The following lists the components of the QueryObject System:

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

         QueryObject Engine is designed to (i) work with large quantities of data, (ii) read a variety of data formats and (iii) process the data into an analytical repository, and then into multiple QueryObjects. From this staging area, multiple QueryObjects are produced in an efficient manner on the server. The Company believes that users are protected from the server environment by using QueryObject DBA and QueryObject Designer, yet they gain the power of a server behind their business intelligence system. QueryObject Engine runs on a wide variety of server platforms. The resulting QueryObject can be moved to a user's individual personal computer or managed by the QueryObject Server.

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

         The sales staff is based at the Company's corporate headquarters in Roslyn Heights, New York. To support its sales force, the Company engages in direct mail solicitations, telesales and public relations and presents its products at trade shows.

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

         The Company believes that a high level of customer support is important to the successful marketing and sale of QueryObject System. Maintenance and support contracts, which are typically for 12 months, are offered with the initial license, and may be renewed annually at a cost equal to a fixed percentage of the total license fee. Telephone hotline support will be complemented by an internet site that provides an interactive forum and a repository for technical tips and skills.

internetQueryObject Corporation

         The Company formed IQO in March 1999 and in April 2000 IQO consummated a private placement of units consisting of Series A Preferred Stock and Common Stock Purchase Warrants. As of March 23, 2001, the Company owns all the outstanding IQO Common Stock. Assuming the conversion of all of the Series A Preferred Stock into Common Stock, the Company would own 53.3% of the outstanding IQO Common Stock.

         In March 2000, IQO and the Company entered into a exclusive licensing agreement, with a stated term through December 31, 2005 (the "License Term") under which IQO was granted the exclusive license to resell the Company's database, data streaming and data distribution technology to Internet based businesses. For calendar years 2000 and 2001, IQO is obligated to pay to the Company a Percentage Royalty as follows; 20% on the first $1,000,000 of Adjusted Net Sales (as defined), 18% on Adjusted Net Sales from $1,000,001 to $2,000,000, 15% on Adjusted Net Sales from $2,000,001 to $5,000,000, and 12% on Adjusted Net Sales over $5,000,000. The Company and IQO will use their best efforts to renegotiate these royalty rates for calendar years 2002 and beyond. In the event that the Company and IQO are unable to agree on Percentage Royalty rates for the remaining License Term, the Percentage Royalty rates will remain the same. IQO must also pay to the Company fees in an amount equal to 25% of its revenue derived from the sale of maintenance services relating to the licensed technology to its customers.

         IQO has developed and will develop applications that capture, store, manage, distribute and analyze data for CRM (Customer Relationship Management). IQO's product, CustomerView, is a turnkey analytical application for the retail industry. Its particular focus is on optimizing the buying decisions of retail chains to best meet the demand needs of their customers while maximizing customer retention and stimulation. CustomerView seeks to differentiate itself from its competitors by focusing on the planning aspects of store buying based on customer profiles rather than on sales volume. IQO offers CustomerView as both an installable product and as an ASP offering.

          To date, IQO has generated limited revenue. There can be no assurance of market acceptance by Internet- based businesses of the Company's database, data streaming and data distribution technology.

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

         The Company utilizes independent contractors located in Europe to assist in development activities. During 2000 and 1999, research and development expenses were $2,751,038 and $2,282,910 or 160% and 129% of total revenues, respectively. The Company will continue to commit substantial resources to research and development in the future.

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

Competition

         The market in which the Company competes is intensely competitive, highly fragmented and characterized by rapidly changing technology and a lack of standards. The Company's current and prospective competitors offer a variety of multidimensional data mart software solutions and generally fall within five categories: (i) vendors of relational database products sold for analytical (data warehouse and data mart) purposes such as Oracle, Informix, Sybase, and Microsoft; (ii) vendors of multidimensional database and analysis software such as Hyperion (Essbase) and Microsoft (OLAP Services); (iii) vendors of OLAP/relational database software such as Informix (Red Brick), Computer Associates (Decision Suite) and Chrystal Decisions (Holos); (iv)vendors of query acceleration products such as Nucleus (Sand Technology) and IQ (Sybase);and (v) vendors of vertical software applications for budgeting and financial consolidation, such as Hyperion Software Corporation (Hyperion and FYPlan) and consulting vendors such as Accenture, formerly known as Andersen Consulting, and Deloitte & Touche, who focus on customer applications in the telecommunications, banking, insurance and retail industries.

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

Employees

         As of December 31, 2000, the Company had a total of 56 full time employees (of which 16 are employed by IQO), including 19 in research and development (of which four are employed by IQO), 32 in sales and marketing and related customer support services (of which 11 are employed by IQO) and five in administration (of which one is employed by IQO). None of the Company's employees is represented by a collective bargaining agreement, nor has the Company experienced any work stoppage. The Company considers its relations with its employees to be good.

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

         We have had a limited operating history as a software product and application services company, have not made significant sales of our products and services and our revenues are difficult to predict. Our total revenues for the years ended December 31, 2000 and December 31, 1999 were $1,715,841 and $1,774,109, respectively. In February 2001, we received net proceeds of approximately $837,000 from the initial closing of a private placement and we anticipate that we will receive approximately an additional $1,500,000 in net proceeds from the final closing of such private placement which is scheduled for on or about April 5, 2001. However, given our continued operating losses, we anticipate that, even with the anticipated proceeds from the final closing of the private placement, our cash and cash equivalent balance may not be sufficient to satisfy our cash flow requirements until December 31, 2001.
Accordingly, we may need additional financing to continue operations after December 31, 2001. We may also seek additional financing prior to December 31, 2001. We cannot predict whether we would be successful in raising additional funds. We have no commitments, agreements or understandings regarding additional financings and we may be unable to obtain additional financing on satisfactory terms or at all.

We have had a history of operating losses and project future losses; therefore we have doubt about our ability to continue as a going concern.

         At December 31, 2000, our accumulated deficit was $51,578,413. For the fiscal years ended December 31, 2000 and 1999, we incurred net losses of $10,240,366 and $5,925,591, respectively. We have incurred a net loss in each year of our existence, and have financed our operations primarily through sales of equity and debt securities. Our expense levels are high and our revenues are difficult to predict. The independent accountants' report on our financial statements for the year ended December 31, 2000 states that our recurring losses from operations and negative cash flow from operating activities raise doubt about our ability to continue as a going concern.

         We expect to incur net losses for the foreseeable future. We may never achieve or sustain significant revenues or profitability on a quarterly or annual basis in the future. Our future operating results will depend on many factors, including:

        o         product demand
        o         product and price competition in our industry
        o         our  success  in   expanding   our  direct   sales  force  and
                  establishing indirect channel partners
        o our ability to develop and market products that keep pace with technological developments and emerging industry standards
        o the percentage of our revenues that is derived from indirect channel partners
        o         our ability to control costs


Our  revenues  depend  on  sales  of  QueryObject   System  and  the  successful
development of the IQO application service offering. We are uncertain whether there will be broad market acceptance of these products.

         Substantially all of our revenue for the foreseeable future is expected to be derived from sales of QueryObject System and from our subsidiary, IQO. Through December 31, 2000, we had software product revenue from the sale of only 46 QueryObject Systems, including those sold pursuant to reseller agreements for the resellers' own use. Our future financial performance will depend upon customer acceptance of the QueryObject System and the development of new and enhanced versions of the product, such as the IQO service offering, that meet an expanding range of customer requirements. If we fail to achieve broad market acceptance of QueryObject System or fail to successfully develop the IQO or other service offerings and achieve broad market acceptance, we will not be able to continue operating.

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

         For the fiscal years ended December 31, 2000 and December 31, 1999, five customers and four customers accounted for 73% and 72% of our total revenues, respectively. We have no long-term contracts with any of these customers and we are unsure if we will realize significant future revenues from any of them. We also expect for the foreseeable future a relatively small number of customers and value-added resellers will account for a significant percentage of our revenues. The loss of any such customer would have a material adverse effect on our operating results and financial condition.

We are dependent on a few key personnel and we need to attract and retain highly qualified technical, sales, marketing, development and management personnel.

         Our future performance depends in significant part upon the continued service of key technical, sales and senior management personnel. The loss of the services of one or more of our key employees, in particular, Robert Thompson, our Chief Executive Officer, Joseph M. Valley, Jr., our new President and Chief Operating Officer, and Daniel M. Pess, our Chief Financial Officer, could have a material adverse effect on our business, operating results and financial condition. We have employment agreements with Mr. Thompson and Mr. Pess that expire in December 2001 and an employment agreement with Mr. Valley that expires November 2001. We are currently negotiating to extend the term of the employment agreements of Messrs. Thompson, Pess and Valley. We are uncertain whether we will be successful in extending any or all of such employment agreements.

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

Our international sales have declined significantly and we may be unable to successfully establish foreign operations.

         Our international sales for the fiscal years ended December 31, 2000 and December 31, 1999, were approximately 17% and 49% of our total revenue, respectively. As a result, we have closed our office in the United Kingdom and intend to pursue a partner distribution model rather than a direct sales model. We are unsure whether this new approach will enable us to increase our international sales. We anticipate that expanded international sales, if any, will continue to be denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and, therefore, potentially less competitive in those markets. Additional risks inherent in our future international business activities generally include:

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

         Our Board of Directors has the authority, without further action by the stockholders, to issue up to 4,000,000 shares of preferred stock on such terms and with such rights, preferences and designations, including, without limitation restricting dividends on our common stock, dilution of the voting power of our common stock and impairing the liquidation rights of the holders of our common stock, as the Board may determine without any vote of the stockholders. Issuance of such preferred stock, depending upon the rights, preferences and designations thereof may have the effect of delaying, deterring or preventing a change in control. In addition, certain "anti-takeover" provisions of the Delaware General Corporation Law, among other things, may restrict the ability of our stockholders to authorize a merger, business combination or change of control.

Outstanding options and warrants.

         As of March 23, 2001 we have outstanding options to purchase an aggregate of 3,118,677 shares of Common Stock at a weighted average exercise price of $3.83 per share and outstanding warrants to purchase an aggregate of 4,552,860 shares of Common Stock at a weighted average exercise price of $2.52 per share. The exercise of all of outstanding warrants and options would dilute the then-existing stockholders' percentage ownership of Common Stock, and any sales in the public market of the Common Stock issuable upon such exercise could adversely affect prevailing market prices for the Common Stock. Moreover, the terms upon which we would be able to obtain additional equity capital could be adversely affected because the holders of such securities can be expected to exercise or convert them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable than those provided by such securities.


ITEM 2.           DESCRIPTION OF PROPERTY

         The Company and IQO lease 11,252 square feet of office space in Roslyn Heights, New York as its principal administrative, sales, marketing and research and development facility. The lease relating to such facility expires in 2004. The Company believes that its existing facilities are adequate for its current needs but anticipates that it will need to seek additional space in the future. The Company believes that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

ITEM 3.           LEGAL PROCEEDINGS

                  Not Applicable.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not Applicable.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

         The Company's Common Stock traded on the Nasdaq SmallCap Market from November 20, 1997 to May 6, 1999 and traded on the OTC Electronic Bulletin Board from May 6, 1999 to September 13, 2000. Since September 14, 2000, the Company's Common Stock has traded on the American Stock Exchange and since November 20, 1997 the Company's Common Stock has also traded on the Boston Stock Exchange. The table below sets forth the range of high and low sales prices of the Common Stock for the periods indicated on the quotation system or stock exchange that represented the principal market for the Common Stock. All prices presented have been restated to reflect a one-for-three reverse stock split effected in January 2000.


                                                             High        Low
                                                             ----        ---
Fiscal 2000
First Quarter . . . . . . . . . . . . . . . . . . .         $10.94      $6.88
Second Quarter. . . . . . . . . . . . . . . . . . .           7.13       2.75
Third Quarter. . . . . . . . . . . . . . . . . . .            4.38       1.50
Fourth Quarter. . . . . . . . . . . . . . . . . . .           2.69        .25
Fiscal 1999
First Quarter . . . . . . . . . . . . . . . . . . . .        $3.75      $1.41
Second Quarter. . . . . . . . . . . . . . . . . . .           3.00       1.50
Third Quarter. . . . . . . . . . . . . . . . . . .            2.82       1.98
Fourth Quarter . . . . . . . . . . . . . . . . . .            8.91       2.28

- ------------------
         As of March 23, 2001, there were 180 record holders of the Company's Common Stock, including depositories. The Company believes that there are in excess of 500 beneficial owners of its Common Stock.

         The Company has never paid any dividends on its Common Stock and does not intend to pay such dividends in the foreseeable future. The Company currently intends to retain any future earnings, if any, for the development and growth of the Company.

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

Overview

         The Company operates in two business segments; software sales and support and application services. Software sales and support includes software sales to third parties on a direct basis or through a business partner, and includes related support in the form of maintenance agreements and consulting. Application services are provided by the Company's subsidiary IQO and include design, implementation and hosting services provided to third parties, in some cases utilizing the QueryObject technology. While the Company commenced operations in February 1989, the Company has a limited operating history as a software product and application services company and has made only limited sales of both its QueryObject System and application services.

         During April 2000, the Company began significant staffing and incurred initial product-related expenses and general and administrative expenses with respect to IQO. As of December 31, 2000, IQO has 16 full time equivalent employees. Total expenses of IQO for the years ended December 31, 2000 and 1999 were $3,358,467 and $335,565, respectively. IQO has developed and is developing applications that capture, store, manage, distribute and analyze data for CRM (Customer Relationship Management). IQO's product, CustomerView, generated $204,100 of revenue (12% of consolidated revenue) for the year ended December 31, 2000. IQO will also resell the Company s database, data streaming and data distribution technology to Internet based businesses.

         To date, the Company has incurred substantial losses from operations, and at December 31, 2000, had an accumulated deficit of $51,578,413. The Company expects to incur substantial operating expenses in the future to support its product development efforts (including those of IQO), establish and expand its domestic and international sales and marketing capabilities, including recruiting additional indirect channel partners, and support and expand its technical and management personnel and organization.

         Revenues from the sales of the Company's products are generally recognized upon the execution of a software licensing agreement and shipment of the product, provided that no significant vendor obligations remain and the resulting receivable is deemed collectible by management. In instances where a significant vendor obligation exists, revenue recognition is deferred until such obligation has been satisfied. Allowances for estimated future returns are provided for upon shipment. Service revenues consist primarily of application services performed for customers on a project or contract basis and are recognized over the term of the respective agreements. Maintenance revenues consist of ongoing support and products updates and are recognized ratably over the term of the contract, generally 12 months.

Results of Operations

         The  following   table  sets  forth  certain  items  in  the  Company's
consolidated statements of operations for the years ended December 31, 2000 and 1999 ($ in thousands):



                                                              Year Ended December 31,

                                                           2000                    1999

Revenues
         Software licenses.........................    $      1,244           $      1,608
         Services and maintenance..................             472                    166
                                                             ------                 ------
                  Total revenues...................           1,716                  1,774
Cost of revenues
         Software licenses.........................              50                     94
         Services and maintenance..................             146                     92
                                                             ------                 ------
                  Total cost of revenues...........             196                    186
                                                             ------                  -----
Gross profit                                                  1,520                  1,588
                                                              -----                  -----
Operating expenses
         Sales and marketing.......................           7,597                  3,740
         Research and development..................           2,751                  2,283
         General and administrative................           1,757                  1,480
                                                            -------                  -----
                  Total operating expenses.........          12,105                  7,503
                                                             ------                  -----
Loss from operations                                        (10,585)                (5,915)
Interest income....................................             362                     45
Interest expense...................................             (14)                   (41)
Other expense, net.................................              (3)                   (15)
                                                      --------------            -----------
Net loss...........................................        $(10,240)               $(5,926)
                                                           =========               ========

Revenues

         The Company has recognized revenue for all periods presented in accordance with the American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition" as amended, and in compliance with Staff Accounting Bulletin No. 101 (see Note 1 of Notes to the Consolidated Financial Statements).

         Total revenues decreased by $58,000, or 3%, from $1,774,000 for the year ended December 31, 1999 to $1,716,000 for the year ended December 31, 2000. License revenues decreased by $364,000, or 23%, from $1,608,000 in 1999 to $1,244,000 in 2000. During 2000, license revenues were derived from the sale of 14 licenses, while during 1999 license revenues were derived from the sale of 18 licenses. The decrease in license revenues during 2000 compared to 1999 was primarily due to a significant decrease in European sales. License revenue from European sales decreased by 73% or $592,100 during 2000, which was partially offset by an increase of 29% or $227,350 in North America license revenue. As a result of decreased European sales, in January 2001 the Company decided to change its direct sales model for European sales to a partner distribution model. The Company has closed its United Kingdom office and is negotiating contracts with several European distributors.

         Service and maintenance revenue increased by $306,000, or 184%, from $166,000 in 1999 to $472,000 in 2000. This increase was primarily the result of IQO application service revenue, that includes subscription based monthly charges to IQO customers. Service and maintenance revenues are expected to increase as the Company sells additional licenses and as IQO expands its client base.

Cost of Revenues

         Cost of software license revenues consists primarily of royalty payments to third parties, product packaging, documentation and production costs. Cost of software license revenues decreased as a percentage of software license revenues from 5.8% in 1999 to 4.0% in 2000, primarily due to lower production and documentation costs.

         Cost of services and maintenance revenues consists primarily of customer support costs and direct costs associated with application services performed by IQO. Cost of services and maintenance revenues decreased as a percentage of services and maintenance revenues from 55% in 1999 to 31% in 2000. This decrease resulted primarily from higher maintenance revenues for 2000 that did not require additional personnel costs related to customer support, offset in part by costs associated with IQO application service revenue.

Operating Expenses

         Sales and Marketing. Sales and marketing expenses consist primarily of personnel costs, including sales commissions and incentives, of all personnel involved in the sales and marketing process, as well as related recruiting costs, public relations, advertising related costs, collateral material and trade shows. Sales and marketing expenses increased by $3,857,000, or 103%, from $3,740,000 in 1999 to $7,597,000 in 2000, primarily due to personnel related costs and marketing and sales costs of IQO ($2,456,000 for the year ended in 2000) and a general increase in both marketing and consulting expenses of the Company. The Company believes that its sales and marketing expenses will increase in absolute dollars as the Company continues to increase promotion and other marketing expenses.

         Research and Development. Research and development expenses consist primarily of salaries and other personnel related expenses, recruiting costs associated with the hiring of additional software engineers and quality assurance personnel, consultant costs and depreciation of development equipment. Research and development expenses increased by $468,000, or 20%, from $2,283,000 in 1999 to $2,751,000 in 2000, primarily due to personnel related costs and other research and development costs of IQO ($538,000 for the year ended in
2000), offset in part by reduced personnel related costs. The Company believes that a significant level of investment for product research and development is required to remain competitive and, accordingly, the Company anticipates that it will continue to devote substantial resources to product research and development (including those of IQO) and that these costs will increase in absolute dollars. To date, all research and development costs have been expensed as incurred.

         General and Administrative. General and administrative expenses consist primarily of personnel costs for finance and accounting, human resources and general management, as well as insurance and professional expenses. General and administrative expenses increased by $277,000, or 19%, from $1,480,000 in 1999 to $1,757,000 in 2000, primarily due to personnel related costs and other general and administrative costs of IQO ($298,000 for the year ended in 2000). This increase was partially offset by a reduction in personnel related costs, offset in part by higher professional expenses and bad debt expense. The Company believes its general and administrative expenses (including those of IQO) will increase in absolute dollars.

Interest Income and Interest Expense

         Interest income represents income earned on the Company's cash and cash equivalents. Interest income increased by $317,000, or 704%, from $45,000 in 1999 to $362,000 in 2000, primarily due to a higher level of cash and cash equivalents on deposit during 2000 as a result of the closing of the IQO Private Placement in April 2000.

         Interest expense generally represents interest on capital equipment leases. Interest expense decreased by $27,000, or 66%, from $41,000 in 1999 to $14,000 in 2000. This decrease was primarily due to a lower outstanding balance on capital lease obligations.

Provision for Income Taxes

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The Company incurred net operating losses in 2000 and 1999 and consequently paid no federal or state income taxes. At December 31, 2000, the Company had net operating losses and research and experimental tax credit carryforwards of approximately $45,332,000 and $360,000, respectively, available to offset future federal taxable income and tax. These net operating loss carryforwards expire at various dates through 2020. Although the determination of whether an ownership change has occurred is subject to factual and legal uncertainties, the Company believes that an ownership change occurred upon the completion of previous financings and such "ownership change" will materially limit the Company's ability to utilize its NOL carryforward. Moreover, while such loss carryforwards are available to offset future taxable income of the Company, the Company may not generate sufficient taxable income so as to utilize all or a substantial portion of such loss carryforwards prior to their expiration.

Liquidity and Capital Resources

         Since January 1, 1999, the Company has consummated several financings to fund operations as follows:

         (a) In February 2001, the Company received net proceeds of approximately $837,000 from the initial closing (the "Initial Closing") of a private placement of units consisting of 2,050,000 shares of Common Stock and Warrants to purchase 4,100,000 shares of Common Stock (the "2001 Private Placement"). The number of units issued by the Company to investors in the Initial Closing will increase if there is a second and final (the "Final Closing") of the 2001 Private Placement and the per unit price in the Final Closing is less than the per unit price in the Initial Closing. The Company anticipates that it will consummate a Final Closing on or about April 5, 2001 and anticipates that it will receive approximately $1,500,000 in net proceeds. In addition, since the per unit price in the Final Closing will be less than the per unit price in the Initial Closing, the Company anticipates that it will issue additional units to investors who purchased units in the Initial Closing of the 2001 Private Placement.

         (b) In April 2000, IQO received $6,534,993 in net proceeds from a private placement of Series A Preferred Stock and Common Stock Purchase Warrants. See Note 7 of Notes to the Consolidated Financial Statements.

         (c) Between June and August 1999, the Company received net proceeds of $4,089,791 from a private placement of securities that have been converted or exercised into an aggregate of 3,239,169 shares of Common Stock.

         (d) Between October 1998 and February 1999, the Company received net proceeds of $3,995,000 (of which $1,397,004 was received after January 1, 1999) from two private placements of securities that have been converted or exercised into an aggregate of 4,834,103 shares of Common Stock.

         During the year ended December 31, 1999, the exercise of Warrants granted in the private placements noted in (c) and (d) above resulted in proceeds to the Company of $5,213,908. In January 2000, the exercise of the remaining outstanding Warrants from such private placements resulted in proceeds to the Company of $1,456,250.

         As of December 31, 2000, the Company had $3,456,926 in cash and cash equivalents and working capital of $2,435,091. The Company has incurred operating losses since inception, has incurred negative cash flows from operating activities and had an accumulated deficit of $51,578,413 as of December 31, 2000. The Company has had a limited operating history as a software product and application services company and has not made significant sales of its products. Therefore, revenues and operating profitability are difficult to predict. It is anticipated that even with the anticipated proceeds from the Final Closing of the 2001 Private Placement the cash and cash equivalent balance of the Company at December 31, 2000 may not be sufficient to satisfy its cash flow requirements for the next 12 months. The Company may seek additional financing to ensure that it can continue its operations. The sale of additional equity securities will result in additional dilution to the Company's stockholders. See "Risk Factors That May Affect Future Results -- We may need further financing to continue operations."

         Net cash used in operating activities was $8,162,000 and $6,423,000 in 2000 and 1999, respectively. For 2000, net cash used in operating activities was primarily attributable to a net loss of $10,240,000 reduced by a decrease in accounts receivable of $786,000, depreciation and amortization of $516,000 and options issued for consulting services of $583,000. For 1999, net cash used in operating activities was primarily attributable to a net loss of $5,926,000 and an increase in accounts receivable of $955,000, less depreciation and amortization of $439,000. Net cash provided by financing activities was $8,183,000 and $10,319,000 in 2000 and 1999, respectively. For 2000, net cash provided by financing activities was primarily the result of the IQO Private Placement and the exercise of common stock purchase warrants. For 1999, net cash provided by financing activities was primarily the result of the Private Placements noted in (c) and (d) above and the exercise of common stock purchase warrants. Net cash used in investing activities was primarily the acquisition of property and equipment for both 2000 and 1999.

         The Company does not currently have a line of credit with a commercial bank. As of December 31, 2000, the Company's principal commitments consisted of obligations under operating and capital leases and employment agreements. At that date, the Company had approximately $10,000 in outstanding borrowings under capital leases which are payable in 2001. Pursuant to employment agreements with executive officers of the Company as of December 31, 2000, the Company's obligation is to pay $612,500 and $0 in salaries for the years ended December 31, 2001 and 2002, respectively.


ITEM 7.           FINANCIAL STATEMENTS

                  See Index to Financial Statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                  AND CONTROL PERSONS; COMPLIANCE WITH
                  SECTION 16(a) OF THE EXCHANGE ACT.

                  The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than April 30, 2001 pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934 ("Regulation 14A").


ITEM 10.          EXECUTIVE COMPENSATION.

                  The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than April 30, 2001 pursuant to Regulation 14A.


ITEM 11.          SECURITY OWNERSHIP OF CERTAIN
                  BENEFICIAL OWNERS AND MANAGEMENT.

                  The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than April 30, 2001 pursuant to Regulation 14A.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                  The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than April 30, 2001 pursuant to Regulation 14A.


ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K.

(a)               Exhibits


Exhibit
Number              Exhibits
3.1                 Certificate of Incorporation of the Company (Incorporated by
                    reference  to Exhibit 3.1 to the  Registration  Statement on
                    Form SB-2, No. 333-34667).
3.2                 By-laws  of the  Registrant,  as  amended  (Incorporated  by reference  to Exhibit 3.2 to the  Registration  Statement on
                    Form SB-2, No. 333-34667).
3.3                 Certificate of Amendment to the Certificate of Incorporation
                    of the Company  (Incorporated by reference to Exhibit 3.3 to the Form  10-KSB for the  fiscal  year  ended  December  31,
                    1999).
4.1                 Specimen   Certificate  of  the  Registrant's  Common  Stock
                    (Incorporated   by   reference   to   Exhibit   4.1  to  the
                    Registration Statement on Form SB-2, No. 333-34667).
4.2                 Form of  Representative's  Purchase  Option  granted  to GKN
                    Securities Corp. (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form SB-2, No. 333-34667).

Exhibit
Number              Exhibits
- ------              --------

10.1                1991 Incentive Stock Option Plan  (Incorporated by reference to Exhibit 10.1 to the Registration  Statement on Form SB-2,
                    No. 333-34667).
10.2                Form of Stock Option  Agreement  for  Non-Qualified  Options
                    granted to Advisors  (Incorporated  by  reference to Exhibit
                    10.2  to  the  Registration  Statement  on  Form  SB-2,  No.
                    333-34667).
10.3                Employment  Agreement,  dated as of January 1, 1999,  by and among,  the  Company  and  Daniel M. Pess  (Incorporated  by reference  to  Exhibit  99.2  to the  Form  10-QSB  for  the quarterly period ended September 30, 1999).
10.4                Employment  Agreement,  dated as of January 1, 1999,  by and among,  the Company and Robert A. Thompson  (Incorporated by reference  to  Exhibit  99.1  to the  Form  10-QSB  for  the quarterly period ended September 30, 1999).
10.5                Software License Agreement dated as of March 16, 2000 by and between  the  Company  and  internetQueryObject  Corporation
                    (Incorporated  by  reference to Exhibit 10.7 to the Form 10-
                    KSB for the fiscal year ended December 31, 1999).
10.6                Agreement of Lease, dated as of August 13, 1999, between LKM
                    Expressway   Plaza  Limited   Partnership  and  the  Company
                    (Incorporated  by  reference  to  Exhibit  99.4 to the  Form
                    10-QSB for the quarterly period ended September 30, 1999).
10.7                Employment  Agreement,  effective  October 23, 2000,  by and between Joseph M. Valley, Jr. and the Company  (Incorporated by  reference  to  Exhibit  99.1 to the Form  10-QSB for the quarterly period ended September 30, 2000).
10.8                2000 Stock Option Plan (Incorporated by reference to Exhibit
                    4(b)  to  the  Registration   Statement  on  Form  S-8,  No.
                    333-40324).
*11.1               Computation of Net Loss Per Share.
*23                 Consent of PricewaterhouseCoopers LLP

- -------------------------
*        Filed herewith.
(b)      Reports on Form 8-K
         None.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        QueryObject Systems Corporation


Dated: April 2, 2001                    By: /s/ Robert Thompson
                                            ---------------------------------
                                            Robert Thompson
                                            Chairman and Chief Executive Officer

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


       Signature                   Title                           Date

/s/ Robert Thompson       Chairman of the Board and Chief      April 2, 2001
- ------------------------  Executive Officer (Principal
Robert Thompson           Executive Officer)


/s/ Joseph M. Valley Jr.  Director and President and           April 2, 2001
- ------------------------  Chief Operating Officer
Joseph M Valley, Jr.

/s/ Daniel M. Pess        Director and Executive Vice          April 2, 2001
- ------------------------  President and Chief Financial
Daniel M. Pess            Officer (Principal Financial
                          Officer and Principal Accounting
                          Officer)


/s/ Alan W. Kaufman       Director                             April 2, 2001
- ------------------------
Alan W. Kaufman

/s/ Andre Szykier         Director                             April 2, 2001
- ------------------------
Andre Szykier

/s/ Rino Bergonzi         Director                             April 2, 2001
- ------------------------
Rino Bergonzi

/s/ Amy L. Newmark        Director                             April 2, 2001
- ------------------------
Amy L. Newmark

QueryObject Systems Corporation
Consolidated Financial Statements
December 31, 2000 and 1999

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                              Page

Report of Independent Accountants...............................................................F-2
Consolidated Balance Sheet as of December 31, 2000..............................................F-3
Consolidated Statements of Operations for the years ended December 31, 2000 and 1999............F-4
Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the years ended
  December 31, 2000 and 1999....................................................................F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2000 and 1999............F-6
Notes to the Consolidated Financial Statements..................................................F-7


                        Report of Independent Accountants

To the Board of Directors
and Stockholders of
QueryObject Systems Corporation

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of QueryObject Systems Corporation (the "Company") at December 31, 2000, and the results of their operations and their cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

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



PricewaterhouseCoopers LLP
Melville, New York
March 21, 2001

QueryObject Systems Corporation

Consolidated Balance Sheet
- --------------------------------------------------------------------------------


                                                                                      December 31,
                                                                                        2000
ASSETS
Current assets
     Cash and cash equivalents .................................................   $  3,456,926
     Accounts receivable, net of allowance for doubtful
         accounts of $33,562 ...................................................        445,888
     Prepaid expenses and other current assets .................................        114,219
                                                                                   ------------

             Total current assets ..............................................      4,017,033

Property and equipment, net ....................................................      1,374,334
Deposits and other assets ......................................................        109,478
                                                                                   ------------

             Total assets ......................................................   $  5,500,845
                                                                                   ------------

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
     Accounts payable ..........................................................   $    563,352
     Accrued expenses ..........................................................        601,830
     Deferred revenue ..........................................................        120,049
     Deferred rent .............................................................         36,894
     Loans payable to stockholders .............................................        250,000
     Capital lease obligations due within one year .............................          9,817
                                                                                   ------------

             Total current liabilities .........................................      1,581,942

Deferred rent ..................................................................        155,179
                                                                                   ------------

             Total liabilities .................................................      1,737,121
                                                                                   ------------

Minority interest (Note 7) .....................................................      6,535,137
                                                                                   ------------

Stockholders' deficit
     Preferred stock, $.001 par value: 4,000,000 shares authorized;
         none issued and outstanding ...........................................           --
     Common stock, $.003 par value: 60,000,000 shares
         authorized; 10,361,657 shares issued and outstanding ..................         31,085
     Additional paid-in-capital ................................................     48,775,915
     Accumulated deficit .......................................................    (51,578,413)
                                                                                   ------------

             Total stockholders' deficit .......................................     (2,771,413)
                                                                                   ------------

Commitments and contingencies (Notes 2 and 14)

             Total liabilities and stockholders' deficit .......................   $  5,500,845
                                                                                   ------------

The accompanying notes are an integral part of these consolidated financial statements.
                                       F-3

QueryObject Systems Corporation

Consolidated Statement of Operations
- --------------------------------------------------------------------------------


                                                                      Year Ended December 31,
                                                                      2000            1999

Revenues
     Software licenses .......................................   $  1,243,650    $  1,608,400
     Services and maintenance ................................        472,191         165,709
                                                                 ------------    ------------

             Total revenues ..................................      1,715,841       1,774,109

Cost of revenues
     Software licenses .......................................         50,252          93,637
     Services and maintenance ................................        146,027          92,488
                                                                 ------------    ------------

             Total cost of revenues ..........................        196,279         186,125
                                                                 ------------    ------------

Gross profit .................................................      1,519,562       1,587,984
                                                                 ------------    ------------

Operating expenses
     Sales and marketing .....................................      7,596,996       3,740,385
     Research and development ................................      2,751,038       2,282,910
     General and administrative ..............................      1,757,246       1,479,823
                                                                 ------------    ------------

             Total operating expenses ........................     12,105,280       7,503,118
                                                                 ------------    ------------

Loss from operations .........................................    (10,585,718)     (5,915,134)

Interest income ..............................................        361,847          45,315
Interest expense .............................................        (13,523)        (41,121)
Other expense, net ...........................................         (2,972)        (14,651)
                                                                 ------------    ------------

Net loss .....................................................   $(10,240,366)   $ (5,925,591)
                                                                 ------------    ------------


Basic and diluted net loss per common share ..................   $      (1.08)   $      (2.57)
                                                                 ------------    ------------

Weighted average shares used in per share computation (Note 1)      9,525,503       2,302,641
                                                                 ------------    ------------

The accompanying notes are an integral part of these consolidated financial statements.

QueryObject Systems Corporation

Consolidated Statements of Changes in Stockholders' Equity (Deficit)
- --------------------------------------------------------------------------------


                                                      Series A Convertible          Series B Convertible      Series C Convertible
                                                        Preferred Stock                Preferred Stock          Preferred Stock
                                                    --------------------------------------------------------------------------------
                                                    Shares             Amount        Shares        Amount        Shares    Amount
                                                    --------------------------------------------------------------------------------

Balance at January 1, 1999                             1,731,125       $ 1,731       100,000          $ 100            -    $    -

Issuance of Series C preferred stock, net                                                                          4,500         5
Conversion of preferred stock to common stock           (121,750)         (122)       (9,500)            (9)        (645)       (1)
Common stock warrants exercised
Issuance of common stock options for
     consulting services
Receipt of receivable from stockholders
Common stock options exercised
Net loss
                                                    -------------  ------------  ------------ -------------- ------------  ---------

Balance at December 31, 1999                           1,609,375         1,609        90,500             91        3,855         4

Conversion of preferred stock to common stock         (1,609,375)       (1,609)      (90,500)           (91)      (3,855)       (4)
Common stock warrants exercised
Issuance of common stock options for
     consulting services
Common stock options exercised
Placement agent purchase options exercised
Net loss
                                                    -------------  ------------  ------------ -------------- ------------  ---------

Balance at December 31, 2000                                   -           $ -             -            $ -            -    $    -
                                                    -------------  ------------  ------------ -------------- ------------  ---------

                                                        Common Stock        Additional                         Stock
                                                 -----------------------     Paid-in        Accumulated    Subscriptions
                                                  Shares       Amount        Capital           Deficit       Receivable
                                                 --------------------------------------------------------------------------

Balance at January 1, 1999                       1,707,662     $ 5,123      $36,910,576     $(35,412,456)    $(1,519,200)

Issuance of Series C preferred stock, net                                     4,089,786
Conversion of preferred stock to common stock      475,095       1,425           (1,293)
Common stock warrants exercised                  2,767,573       8,303        5,205,605
Issuance of common stock options for
     consulting services                                                        471,861
Receipt of receivable from stockholders                                        (122,196)                       1,519,200
Common stock options exercised                      33,333         100           93,900
Net loss                                                                                      (5,925,591)
                                                --------------------------- --------------------------------- -------------

Balance at December 31, 1999                     4,983,663      14,951      $46,648,239     $(41,338,047)    $         -

Conversion of preferred stock to common stock    4,238,908      12,717          (11,013)
Common stock warrants exercised                    591,698       1,775        1,454,475
Issuance of common stock options for
     consulting services                                                        583,238
Common stock options exercised                      36,385         109          102,509
Placement agent purchase options exercised         511,003       1,533           (1,533)
Net loss                                                                                     (10,240,366)
                                                --------------------------- --------------------------------- -------------

Balance at December 31, 2000                    10,361,657    $ 31,085      $48,775,915     $(51,578,413)    $         -
                                                --------------------------- --------------------------------- -------------


                                                     Total
                                                 Stockholders'
                                                 Equity (Deficit)
                                                ----------------

Balance at January 1, 1999                        $  (14,126)

Issuance of Series C preferred stock, net          4,089,791
Conversion of preferred stock to common stock              -
Common stock warrants exercised                    5,213,908
Issuance of common stock options for
     consulting services                             471,861
Receipt of receivable from stockholders            1,397,004
Common stock options exercised                        94,000
Net loss                                          (5,925,591)
                                                -------------

Balance at December 31, 1999                      $5,326,847

Conversion of preferred stock to common stock              -
Common stock warrants exercised                    1,456,250
Issuance of common stock options for
     consulting services                             583,238
Common stock options exercised                       102,618
Placement agent purchase options exercised                 -
Net loss                                         (10,240,366)
                                                -------------

Balance at December 31, 2000                     $(2,771,413)
                                                -------------

The accompanying notes are an integral part of these consolidated financial statements.

QueryObject Systems Corporation

Consolidated Statements of Cash Flows
- --------------------------------------------------------------------------------


                                                                  Year Ended December 31,
                                                                  2000              1999

Cash flows from operating activities
     Net loss ............................................   $(10,240,366)   $ (5,925,591)
     Adjustments to reconcile net loss to net cash used in
         operating activities
             Depreciation and amortization ...............        515,927         438,806
             Loss on disposition of equipment ............          9,033           1,312
             Options issued for consulting services ......        583,238         471,861
             Changes in assets and liabilities
                 Accounts receivable, net ................        785,660        (955,021)
                 Prepaid expenses and other current assets         34,014        (110,483)
                 Deposits and other assets ...............         47,568         (76,015)
                 Accounts payable and accrued expenses ...        253,283        (374,879)
                 Deferred rent ...........................       (100,219)         22,465
                 Deferred revenue ........................        (49,707)         84,964
                                                             ------------    ------------

                 Net cash used in operating activities ...     (8,161,569)     (6,422,581)
                                                             ------------    ------------

Cash flows from investing activities
     Acquisitions of property and equipment ..............     (1,052,994)       (328,130)
     Repayment of officer note receivable ................           --            65,000
     Proceeds from disposition of equipment, net .........           --             1,948
                                                             ------------    ------------

                 Net cash used in investing activities ...     (1,052,994)       (261,182)
                                                             ------------    ------------

Cash flows from financing activities
     Proceeds from issuance of preferred stock, net ......           --         4,089,791
     Proceeds from issuance of IQO preferred stock, net ..      6,534,993            --
     Proceeds from exercise of common stock warrants .....      1,456,250       5,213,908
     Proceeds from exercise of common stock options ......        102,762          94,000
     Collection of stock subscriptions receivable, net ...           --         1,397,004
     Repayment of loans payable to stockholders ..........           --          (700,000)
     Proceeds from loans payable to stockholders .........        250,000         400,000
     Payments of capital lease obligations ...............       (161,370)       (176,104)
                                                             ------------    ------------

                 Net cash provided by financing activities      8,182,635      10,318,599
                                                             ------------    ------------

Net (decrease) increase in cash and cash equivalents .....     (1,031,928)      3,634,836

Cash and cash equivalents at beginning of year ...........      4,488,854         854,018
                                                             ------------    ------------

Cash and cash equivalents at end of year .................   $  3,456,926    $  4,488,854
                                                             ------------    ------------

QueryObject Systems Corporation

Notes to the Consolidated Financial Statements
- --------------------------------------------------------------------------------

1.       Organization and Summary of Significant Accounting Policies

         Organization
         QueryObject Systems Corporation (the "Company") was originally incorporated in California in February 1989. In November 1997, pursuant to a plan of corporate reorganization, the Company merged with its wholly owned Delaware subsidiary. The Company develops and markets proprietary business intelligence software and application services solutions that enable business managers to leverage existing corporate data in making strategic decisions.

         Summary of significant accounting policies

         Basis of presentation
         The consolidated financial statements include the accounts of QueryObject Systems Corporation and its majority owned subsidiaries, internetQueryObject Corporation ("IQO"), QueryObjectexchange Corporation and QueryObject Systems Corporation, Ltd. All significant intercompany transactions have been eliminated in consolidation.

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

         Diluted earnings per share is based on the potential dilution that would occur on exercise or conversion of securities into common stock. At December 31, 2000 and 1999, outstanding options and warrants to purchase 3,225,239 and 3,406,390 shares of common stock, respectively, that could potentially dilute basic earnings per share in the future were not included in the computation of diluted net loss per share because to do so would have had an antidilutive effect for the periods presented. In addition, the Convertible Preferred Stock outstanding during 2000 and 1999 has been excluded prior to its conversion to common stock, due to the antidilutive effect. As a result, the basic and diluted per share amounts are identical for all periods presented.

         Cash and cash equivalents
         The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

         Revenue recognition
         The  Company   recognizes  revenue  in  accordance  with  the  American
         Institute of Certified Public Accountants ("AICPA") Statement of Position 97-2 on Software Revenue Recognition and in compliance with Staff Accounting Bulletin No. 101. Revenue from product licensing is generally recognized after execution of a licensing agreement and shipment of the product, provided that no significant vendor obligations remain and the resulting receivable is deemed collectable by management. In instances where a significant vendor obligation exists, revenue recognition is deferred until such obligation has been satisfied. Service revenues consist primarily of application services performed for customers on a project or contract basis and are recognized on a percentage of completion basis over the term of the respective agreements. Maintenance revenues consist of

QueryObject Systems Corporation

Notes to the Consolidated Financial Statements
- --------------------------------------------------------------------------------

         ongoing support and product updates and are recognized ratably over the term of the contract, generally twelve months.

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

         Web Site Development Costs
         Pursuant to Emerging Issues Task Force No. 00-2 ("EITF-00-2"), "Web Site Development Costs," the Company applies SOP 98-1 to account for web site development costs. In accordance with EITF-00-2, the Company expenses all costs incurred during the preliminary project stage and capitalizes all internal and external direct costs of materials and services consumed in developing the software, once the development has reached the application development stage. Application development stage costs generally include software configuration, coding installation to hardware and testing. These costs are amortized over a one year period, the estimated useful life of the software application, commencing upon substantial completion of the web site. All costs incurred for upgrades, maintenance and enhancements including the cost of web site content that does not result in additional functionality are expensed as incurred. As of December 31, 2000, the Company has capitalized $255,000 of web site development costs. For the year ended December 31, 2000, $42,502 has been recognized as amortization expense.

         Advertising
         Advertising costs are included in sales and marketing  expenses and are
         expensed  as  incurred.   To  date  advertising  costs  have  not  been
         significant.

         Income taxes
         The Company provides for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Income taxes are computed using the asset and liability method. Under the asset and liability method specified by SFAS 109, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. In addition, valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

QueryObject Systems Corporation

Notes to the Consolidated Financial Statements
- --------------------------------------------------------------------------------

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

         Fair value of financial instruments
         The carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable approximates fair value due to the relatively short term nature of these instruments.

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

         Accounting for stock-based compensation
         In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 established a fair value based method of accounting for stock-based compensation plans. The Company has chosen to adopt the disclosure requirements of SFAS 123, and continue to record stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and its related interpretations. Under APB 25, the Company has not recognized compensation expense with respect to such awards because the exercise price of options granted to employees has approximated the fair market value of the common stock at the respective grant dates.

         The Company accounts for equity instruments issued to non-employees in accordance with SFAS 123 and Emerging Issues Task Force No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services."

2.       Liquidity and Business Risks

         The Company has incurred operating losses since inception, has incurred negative cash flows from operating activities and had an accumulated deficit of $51,578,413 as of December 31, 2000. The Company has had a limited operating history as a software product and application services company and has not made significant sales of its products or services, therefore, revenues are difficult to predict. It is anticipated that the Company's cash and cash equivalent balance at December 31, 2000 may not be sufficient to satisfy its cash flow requirements for more than twelve months. In this event, the Company will seek to sell additional equity securities, however, there can be no assurance that the Company would be successful in raising sufficient additional funds (See Note 15). The sale of additional equity securities would result in additional dilution to the Company's stockholders.

QueryObject Systems Corporation

Notes to the Consolidated Financial Statements
- --------------------------------------------------------------------------------


3.       Supplemental Cash Flow Information

                                                         Year Ended December 31,
                                                               2000      1999

Interest paid during the period .........................   $  8,797   $ 53,207
Schedule of non cash investing and financing activities:
     Common stock options issued for consulting services     583,238    471,861
     Cashless exercise of placement agent puchase options      1,533       --

4.       Property and Equipment

         Property and equipment included the following:

                                                                 December 31,
                                                                    2000

Computer equipment and software                                  $2,823,985
Furniture and fixtures                                              197,676
Office equipment                                                    153,085
Leasehold improvements                                               23,463
Other                                                               255,000
                                                                 ----------
                                                                  3,453,209

Less: accumulated depreciation and amortization                   2,078,875
                                                                -----------

                                                                $ 1,374,334
                                                                -----------

5.       Accrued Expenses

         Accrued expenses included the following:


                                                               December 31,
                                                                 2000

Compensation and related benefits                               $272,334
Consulting and professional fees                                  74,796
Marketing expenses                                                70,651
Other                                                            184,049
                                                                --------

                                                                $601,830
                                                                --------

QueryObject Systems Corporation

Notes to the Consolidated Financial Statements
- --------------------------------------------------------------------------------

6.       Borrowing Arrangements

         Interim financing
         In December 2000, the Company issued convertible promissory notes payable in the amount of $250,000 to stockholders of the Company (the "2000 Notes"). The 2000 Notes bear interest at 12% per annum and are due at the earlier of February 28, 2001 or the successful consummation of the 2001 Private Placement. The conversion feature of the 2000 Notes was not considered a benefit to the holders on the date of issuance, as the accounting conversion price was higher than the fair market value of the underlying common stock. Upon the initial closing of the 2001 Private Placement on February 7, 2001, the 2000 Notes were converted to Units in the 2001 Private Placement.

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

         In September and October 1998, the Company borrowed a total of $490,000 from stockholders of the Company evidenced by promissory notes (the "1998 Notes"). The 1998 Notes bore interest at 12% per annum and were due at the earlier of March 2000 or the successful consummation of the Series A Private Placement. Upon the initial closing of the Series A Private Placement in October 1998, $20,000 of the 1998 Notes was converted into Series A Units and $170,000 of the 1998 Notes was repaid through December 1998. The balance of $300,000, outstanding at December 31, 1998 was repaid in full in January 1999.

         Loan receivable from officer
         In January 1998, the Company loaned $65,000 to an officer and director of the Company. The promissory note had a term of 24 months and bore interest at 8% per annum. In April 1999, the loan receivable was offset in full against amounts owed to the officer in conjunction with his separation from the Company.

7.       Stockholders' Equity

         IQO preferred stock
         In April 2000, IQO sold 70 Units (the "IQO Units") in a private placement. The purchase price per IQO Unit was $100,000 and totaled gross proceeds of $7,000,000. Each IQO Unit consisted of 125,000 shares of IQO Series A Preferred Stock and a Common Stock Purchase Warrant to purchase 125,000 shares of IQO's Common Stock (the "IQO Private Placement"). IQO received net proceeds of $6,534,993 in the IQO Private Placement. Each share of IQO Series A Preferred Stock is convertible, at the option of the holder, into one share of IQO Common Stock (8,750,000 shares in total). The Series A Preferred Stock ranks senior to all other classes of IQO capital stock and has a liquidation preference equal to its purchase price of $.80 per share. The IQO Series A Preferred Stock is not entitled to receive dividends unless dividends are declared on a junior security with the approval of the
         Series A stockholders. The Common Stock Purchase Warrants are exercisable until April 17, 2001 at an exercise price of $1.00 per share.

QueryObject Systems Corporation

Notes to the Consolidated Financial Statements
- --------------------------------------------------------------------------------


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

         As of December 31, 2000, the Company owns all the outstanding IQO Common Stock. Assuming the conversion of all of the IQO Series A Preferred Stock into IQO Common Stock, the Company would own 53.3% of the outstanding IQO Common Stock. The Company has reported the proceeds from the IQO Private Placement, less professional expenses and fees associated with the offering, as Minority Interest in the accompanying Consolidated Balance Sheet.

         Convertible preferred stock
         Between June and August 1999, the Company sold 45 Units (the "Series C Units") of Series C Preferred Stock totaling gross proceeds of $4,500,000 in a private placement (the "Series C Private Placement"). The purchase price per Series C Unit was $100,000. Each Series C Unit consisted of 100 shares of Series C Preferred Stock and a Common Stock Purchase Warrant (the "Series C Warrants") exercisable until December 28, 2001 to purchase 33,333 shares of Common Stock at an exercise price of $2.5875 per share. As described below, the Series C Warrants were called for redemption and all holders of the Series C Warrants elected to exercise their Series C Warrants in lieu of redemption. The Company received net proceeds of $4,089,791 in the Series C Private Placement and issued 4,500 shares of Series C Preferred Stock, convertible into an aggregate of 1,739,133 shares of Common Stock and Series C Warrants to purchase an aggregate of 1,500,000 shares of Common Stock. As of December 31, 1999, there were 3,855 shares of Series C Preferred Stock issued and outstanding, all of which converted into shares of Common Stock during 2000.

         The Company granted the placement agent and the selected dealer in the Series C Private Placement options to purchase an aggregate of 146,667 shares of Common Stock (the "Series C Option") and paid commissions and non-accountable expense allowances equal to 7.1% of the gross proceeds received by the Company. During 2000, options to purchase 114,976 shares of Common Stock were exercised pursuant to the Series C Option resulting in 77,893 shares of Common Stock being issued.

         Between October and February 1999, the Company received net proceeds totaling $3,995,000 from two private placements. The Series A Private Placement consisted of 1,750,000 Units (the "Series A Units") with a gross sales price of $3,500,000. The Series B Private Placement consisted of 10 Units (the "Series B Units") with a gross sales price of $1,000,000. Each Series A Unit consisted of one share of Series A Preferred Stock and a warrant to purchase .83 of a share of Common Stock at a per share exercise price equal to $1.50. Each Series B Unit consisted of ten thousand shares of Series B Preferred Stock and warrants to purchase an aggregate of 41,667 shares of Common Stock at a per share exercise price equal to $1.50. As described below, the Series A and Series B warrants were called for redemption and all holders of the Series A and Series B Warrants elected to exercise their warrants in lieu of redemption. The Series A Units were sold at a purchase price of $2.00 per Unit and each Series A share was convertible into 1.333 shares of Common Stock. The Series B Units were sold at a purchase price of $100,000 per Unit and each Series B share was convertible into
         6.666 shares of Common Stock. As of December 31, 1999, 1,609,375 and 90,500 shares of Series A Preferred Stock and Series B Preferred Stock, respectively, were issued and outstanding, all of which

QueryObject Systems Corporation

Notes to the Consolidated Financial Statements
- --------------------------------------------------------------------------------


         converted into shares of Common Stock during 2000. All subscriptions receivable as of December 31, 1998 were received by the Company in January and February 1999.

         In connection with the Series A and Series B Private Placements, the placement agent was granted an option (the "Series A and B Option") to purchase additional Series A and Series B Units equal to 10% of the total Series A and Series B Units sold and received a commission and non-accountable expense allowance equal to 5.6% and 9.3%, respectively, of the gross proceeds received by the Company. During 2000, the Series A and B Option was exercised and 411,570 shares of Common Stock was issued.

         Common stock
         In December 1999, all Series A, B and C Warrants were called for redemption in accordance with their respective guidelines, with a redemption date in January 2000. Certain Series A, B and C Warrants were exercised during 1999, prior to the call for redemption. For the year ended December 31, 1999, the exercise of Series A, B and C Warrants resulted in the issuance of 2,767,573 shares of common stock with proceeds to the Company of $5,213,908. In January 2000, the exercise of the remaining Series A, B and C Warrants resulted in the issuance of 591,697 shares of Common Stock with proceeds to the Company of $1,456,250. All Series A, B and C Warrants were exercised and as a result, were not redeemed.

         For the year ended December 31, 1999, the holders of Series A, B and C Preferred Stock elected to convert a total of 131,895 shares of Preferred Stock into 475,061 shares of Common Stock. For the year ended December 31, 2000, the holders of Series A, B and C Preferred Stock elected to convert all their remaining Preferred Stock into 4,238,908 shares of Common Stock.

8.                Stock Benefit Plans

         The Company has two stock benefit plans; the 1991 Incentive Stock Plan (the "1991 Plan") and the 2000 Stock Option Plan (the "2000 Plan"). The 1991 Plan and the 2000 Plan (collectively, the "Plans") allows the Board to grant either incentive or non-qualified stock options to the Company's employees or consultants. During 2000, the Company's Board of Directors approved the establishment of the 2000 Plan and authorized 725,000 shares reserved for issuance. During 1999, the Company's Board of Directors approved an increase in the number of shares reserved for issuance pursuant to the 1991 Plan to 2,602,000. No options may be granted under the 1991 Plan after June 2001. The options granted pursuant to the 1991 Plan generally expire between five and seven years from the date of grant. All options issued after November 1998 pursuant to the Plans have a term of seven years from the date of grant, with options issued to employees vesting over a three-year period and options issued to non-employees vesting over two years. Individuals owning more than 10% of the total combined voting power of all classes of stock of the Company are not eligible to participate in the Plans unless the option price is at least 110% of the fair market value of the underlying common stock at the date of grant.

         In addition, during 1999 the Board of Directors of IQO approved the establishment of the 1999 Stock Option Plan (the "IQO Plan") and authorized 5,000,000 shares reserved for issuance. Pursuant to the IQO Plan, its Board can grant either incentive or non-qualified stock options to IQO's employees or consultants. The options granted pursuant to the IQO Plan have a term of seven years from the date of grant and generally vest over three years. Individuals owning more than 10% of the total

QueryObject Systems Corporation

Notes to the Consolidated Financial Statements
- --------------------------------------------------------------------------------


         combined voting power of all classes of stock of IQO are not eligible to participate in the IQO Plan unless the option price is at least 110% of the fair market value of the underlying common stock at the date of grant.

         A summary of the activity under the Plans is as follows:


                                                                      Weighted
                                               Options     Shares      Average
                                              Available    Under      Exercise
                                              for Grant    Option      Price
                                              ---------   ---------   ---------

Options outstanding at January 1, 1999        410,503     1,462,012    $   2.89

Additional shares authorized                  666,666          --       --
Granted                                      (513,000)      513,000        4.02
Exercised                                        --         (33,333)       2.82
Canceled                                      100,000      (100,000)       2.82
                                           ----------    ----------    --------

Options outstanding at December 31, 1999      664,169     1,841,679        3.21

Additional shares authorized                  725,000          --       --
Granted                                      (958,517)      958,517        5.11
Exercised                                        --         (36,385)       2.82
Canceled                                      168,514      (168,514)       4.05
                                           ----------    ----------    --------

Options outstanding at December 31, 2000      599,166     2,595,297        3.87
                                           ----------    ----------    --------

Options exercisable at December 31, 2000                  1,423,766
                                                         ----------

Options exercisable at December 31, 1999                    836,310
                                                         ----------

The  following   summarizes   information  about  the  Company's  stock  options
outstanding pursuant to the Plans at December 31, 2000:

                                          Outstanding                Exercisable
                                          -----------                -----------
                                                    Weighted                   Weighted
                                         Weighted    Average                   Average
                                         Average    Exercise                   Exercise
Exercise Price Range         Shares      Life (a)     Price        Shares       Price
- --------------------         ------      --------     -----        ------       -----
$  1.25 - $  2.59             166,500      6.69      $ 2.22         14,167     $ 2.59
$  2.82 - $  2.88           1,632,330      4.68        2.83      1,189,222       2.82
$  3.41 - $  5.25             320,533      6.23        4.05         78,061       4.80
$  6.88 - $  8.04             434,751      6.13        7.19        105,005       6.88
$12.00 - $18.00                41,183      5.09       15.54         37,311      15.51
                            ---------                            ---------
                            2,595,297                            1,423,766
                            =========                            =========

(a)  Weighted average contractual life remaining in years.

QueryObject Systems Corporation

Notes to the Consolidated Financial Statements
- --------------------------------------------------------------------------------

         During 2000, the Company granted 40,500 non-qualified stock options to consultants and recognized consulting expense of $516,571 related to non-qualified stock options during 2000. During 1999, the Company granted 103,333 non-qualified stock options to consultants and recognized consulting expense of $466,305 related to non-qualified stock options during 1999.

         A summary of the activity under the IQO Plan is as follows:

                                                                      Weighted
                                                Options       Shares  Average
                                               Available      Under   Exercise
                                               for Grant      Option   Price
                                               ---------      ------   -----

Options outstanding at January 1, 1999           --            --      $  --

Shares authorized                           5,000,000          --         --
Granted                                    (2,137,250)    2,137,250        .34
Exercised                                        --            --         --
Canceled                                         --            --         --
                                           ----------    ----------    -------

Options outstanding at December 31, 1999    2,862,750     2,137,250        .34

Granted                                      (895,500)      895,500        .80
Exercised                                        --            (721)       .20
Canceled                                       17,279       (17,279)       .20
                                           ----------    ----------    -------

Options outstanding at December 31, 2000    1,984,529     3,014,750        .46
                                           ----------    ----------    -------

Options exercisable at December 31, 2000                  1,228,061
                                                          =========

Options exercisable at December 31, 1999                    660,791
                                                          =========

         During 1999, IQO granted 750,000 non-qualified stock options to consultants and recognized consulting expense of $66,667 and $5,556 for the years ended December 31, 2000 and 1999, respectively, related to non-qualified stock options.

         Proforma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company has accounted for the Plans and the IQO Plan under the fair value method of SFAS 123. The fair value of options issued was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                                       Year Ended December 31,
                                                        2000        1999

       Risk-free interest rate                          6.0%        5.8%
       Dividend yield                                    -           -
       Volatility percentage                            100%        100%
       Weighted average expected life in years          3.2         3.2

QueryObject Systems Corporation

Notes to the Consolidated Financial Statements
- --------------------------------------------------------------------------------

         For purposes of pro forma disclosures, the estimated fair value of the Company's options is amortized to expense over the options vesting period. The Company's pro forma net loss and net loss per common share would approximate the following:

                                                        As Reported          Pro Forma
       Year Ended December 31, 2000:
         Net loss                                     $(10,240,366)      $(11,865,916)
         Net loss per basic and diluted share                (1.08)             (1.25)
       Year Ended December 31, 1999:
         Net loss                                       (5,925,591)        (6,619,823)
         Net loss per basic and diluted share                (2.57)             (2.87)

9.       Business Segments

         During 2000, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). Business segments are defined by SFAS 131 as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker assessing performance and making operating and capital decisions.

         The Company operates in two business segments; software sales and support and application services. The following tables present revenues, gross profit, loss from operations and depreciation and amortization for the years ended December 31, 2000 and 1999, and assets and capital expenditures as of December 31, 2000. Software sales and support includes software sales to third parties on a direct basis or through a business partner, and includes related support in the form of maintenance agreements and consulting. Application services include design, implementation and hosting services provided to third parties, in some cases utilizing the QueryObject technology. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies in Note 1. Corporate expenses are allocated among business segments. Interest income, interest expense and other expense are not allocated to business segments.

QueryObject Systems Corporation

Notes to the Consolidated Financial Statements
- --------------------------------------------------------------------------------

                                                Year Ended December 31,
                                                 2000           1999

Revenues
        Software sales and support          $  1,451,741    $  1,774,109
        Application services                     264,100            --
                                            ------------    ------------

                                            $  1,715,841    $  1,774,109
                                            ------------    ------------

Gross Profit
        Software sales and support          $  1,322,493    $  1,587,984
        Application services                     197,069            --
                                            ------------    ------------

                                            $  1,519,562    $  1,587,984
                                            ------------    ------------

Loss from operations
        Software sales and support          $ (7,512,684)   $ (5,623,568)
        Application services                  (3,073,034)       (291,566)
                                            ------------    ------------

                                            $(10,585,718)   $ (5,915,134)
                                            ------------    ------------

Included in loss from operations
        Depreciation and amortization
               Software sales and support   $    452,951    $    438,698
               Application services               62,976             108
                                            ------------    ------------

                                            $    515,927    $    438,806
                                            ============    ============

QueryObject Systems Corporation

Notes to the Consolidated Financial Statements
- --------------------------------------------------------------------------------


         A reconciliation of total segment loss from operations to consolidated net loss is as follows:

                                                  Year Ended December 31,
                                                   2000          1999
                                                   ----          ----

          Total reported segments            $(10,585,718)   $ (5,915,134)
          Interest income                         361,847          45,315
          Interest expense                        (13,523)        (41,121)
          Other expense, net                       (2,972)        (14,651)
                                             ------------    ------------

                                             $(10,240,366)   $ (5,925,591)
                                             ------------    ------------

                                             December 31,
                                               2000

          Assets
          Software sales and support         $1,540,196
          Application services                3,960,649
                                             ----------
                                             $5,500,845
                                             ==========

Capital expenditures
        Software sales and support           $  458,752
        Application services                    594,242
                                             ----------

                                             $1,052,994
                                             ==========

10.      Major Customers and International Sales

         Sales to major customers, as a percentage of revenues, are as follows:

                              Year Ended       Year Ended
                             December 31,     December 31,
                               2000             1999

         A                     13%               22%
         B                     15%                -
         C                     20%                -
         D                     14%                -
         E                     12%                -
         F                      -                25%
         G                      -                14%
         H                      -                11%

QueryObject Systems Corporation

Notes to the Consolidated Financial Statements
- --------------------------------------------------------------------------------

         At December 31, 2000, customers A and B represented 46% and 27% of total accounts receivable, respectively. At December 31, 1999, customers A, F, G and H represented 31%, 17%, 20% and 16% of total accounts receivable, respectively..

         International sales for the year ended December 31, 2000 were $288,568, or 17% of total revenues and for the year ended December 31, 1999 were $873,900, or 49% of total revenues. International sales within the country of Italy for the year ended December 31, 2000 were $221,500, or 13% of total revenues. For the year ended December 31, 1999, international sales within the country of Sweden were $436,300, or 25% of total revenues and international sales within the country of Italy were $398,000, or 22% of total revenues.

         All customers above are part of the software sales and support operating segment, except for customer E which is part of the application services operating segment.

11.      Employee Benefit Plans

         The Company has a 401(k) savings plan (the "Savings Plan") covering all full-time employees and qualifying part time employees. As allowed under Section 401(k) of the Internal Revenue Code, the Savings Plan provides tax-deferred salary reductions for eligible employees. Employees are immediately eligible to participate in the Savings Plan upon employment. Participants may make voluntary contributions to the Savings Plan up to 20% of their compensation, subject to annual limits. The Savings Plan permits company contributions, however, none were made during the years ended December 31, 2000 and 1999.

12.      Obligations Under Capital and Operating Leases

         The Company is obligated under capital leases for computers and office equipment through 2001. All assets leased under these agreements have been capitalized and the related obligations are reflected in the consolidated financial statements based upon the present value of future minimum lease payments. In addition, the Company leases its office facilities and certain furniture and equipment. These operating leases are noncancellable and expire on various dates through 2004.

QueryObject Systems Corporation

Notes to the Consolidated Financial Statements
- --------------------------------------------------------------------------------

         The future minimum lease payments under capital and operating leases at December 31, 2000 and the present value of the net minimum lease payments are as follows:

                                  Operating                        Capital
Year Ended December 31,             Leases                         Leases
- --------------------------------------------------------------------------

2001                             $   664,416                     $ 10,001
2002                                 687,181                            -
2003                                 713,219                            -
2004                                 634,993                            -
                                 -----------                     --------

Total minimum lease payments     $ 2,699,809                       10,001
                                 ===========

Less: amounts related to interest                                     184
                                                                ---------

Present value of net minimum lease payments due within one year $   9,817
                                                                =========

         Rental expense under operating leases was $597,858 and $336,852 for the years ended December 31, 2000 and 1999, respectively.

         For the years ended December 31, 2000 and 1999, the Company recognized $330,858 and $54,042 of sub-lease rental income, respectively. The future minimum rentals to be received under operating leases at December 31, 2000 are as follows:

                                                          Operating
Year Ending December 31,                                    Leases

2001                                                 $     330,206
2002                                                       343,403
2003                                                       357,111
2004                                                       371,446
                                                    --------------
Total minimum rentals receivable                    $    1,402,166
                                                    ==============

QueryObject Systems Corporation

Notes to the Consolidated Financial Statements
- --------------------------------------------------------------------------------

13.      Income Taxes

         The tax effect of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2000 was:

Accounts payable                                 $    225,341
Accrued expenses                                      228,520
Deferred rent                                         115,211
Net operating loss carryforwards                   18,643,297
Research and experimental credit carryforwards        360,089
Other deferred tax assets                             868,040
                                                 ------------

     Deferred tax assets                           20,440,498

Depreciation                                         (289,980)
Accounts receivable                                  (178,355)
Prepaid expenses                                      (35,097)
Other deferred tax liabilities                       (129,847)
                                                 ------------

     Deferred tax liabilities                        (633,279)

Net deferred tax assets                            19,807,219
     Less: valuation allowance                    (19,807,219)
                                                 ------------

Net deferred tax assets                          $       --
                                                 ------------

         The Company has recorded a full valuation allowance against its net deferred tax assets since management believes that based upon the available objective evidence it is more likely than not that these assets will not be realized.

         The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

                                              Year Ended December 31,
                                              2000             1999

Statutory federal benefit                 (34.0)%             (34.0)%
State taxes, net of federal benefit        (5.5)               (5.9)
Foreign tax provision                       2.6                   -
Other permanent differences                (0.4)               (1.7)
Valuation allowance                        37.3                 41.6
                                              -%                   -%

QueryObject Systems Corporation

Notes to the Consolidated Financial Statements
- --------------------------------------------------------------------------------

         As of December 31, 2000, the Company has net operating loss and research and experimental tax credit carryforwards of approximately $45,332,000 and $360,000, respectively, available to offset future federal taxable income and tax. These carryforwards will expire at various dates beginning in 2007 through 2020. In addition, the Company has net operating loss carryforwards of approximately $794,000 related to its activities in the United Kingdom. Under Section 382 of the Internal Revenue Code of 1986, as amended, utilization of prior net operating losses ("NOLs") is limited after an ownership change, as defined in such Section 382. As a result of previous transactions which involved an ownership change as defined by Section 382, the Company will be subject to limitation on the use of its NOLs. Accordingly, there can be no assurance that a significant amount of the existing NOLs will be available to the Company.

14.      Commitments

         Employment agreements
         The Company has entered into long-term employment agreements with certain key members of management. The agreements provide each employee with base annual compensation and incentive compensation payable upon attaining certain corporate targets determined annually by the Board of Directors. The agreements provide that in the event of the termination, other than for cause, the executives will be entitled to twelve months of severance. The aggregate annual commitments under these employment agreements are $612,500 and $0 for 2001 and 2002, respectively.

15.      Subsequent event (Unaudited)

         On February 7, 2001, the Company had the initial closing of a private placement (the "2001 Private Placement") and received gross proceeds of $1,230,000. The Company sold 2,050,000 Units (the "2001 Units") at an initial price of $.60 per Unit. Each 2001 Unit consists of one share of common stock and two redeemable common stock purchase warrants exercisable for a five year period at an initial exercise price of $.925 per share. The per unit purchase price was based on the average of the closing sales price of the Company's common stock in the five day period ended two days prior to the initial closing ("Initial Price"). The Company received net proceeds of $837,018 in the initial closing, after deducting expenses of the offering and the conversion of the 2000 Notes into 2001 Units.

         The Company anticipates the final closing of the 2001 Private Placement to occur in April 2001. On the date of the final closing, if the average closing sales price of the Company's common stock in the five day period ended two days prior to the final closing is less than the Initial Price, such lower amount will be used in determing the purchase price of the Units. In addition, the Units sold in the initial closing will be repriced to reflect the lower price.

         In March 2001, the Board of Directors of IQO extended the time in which the Common Stock Purchase Warrants (the "Warrants") issued in the IQO Private Placement could be exercised until January 31, 2002. The Warrants of IQO originally were set to expire on April 17, 2001. All remaining terms of the Warrants remain the same. The modification was accounted for in accordance with SFAS 123.