Form 10KSB/A
period 2000-12-31
QUERYOBJECT SYSTEMS CORP
filed 2001-04-24
CIK 855743

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

                         Commission file number 1-13587

                         QUERYOBJECT SYSTEMS CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

               Delaware                                   94-3087939
---------------------------------            -----------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization

         One Expressway Plaza, Suite 208, Roslyn Heights, New York 11577
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

                                                                    Yes X  No
                                                                        --   --

Check if there is no disclosure of delinquent  filers in response to Item 405 of
Regulation S-B contained in this form, and no disclosure  will be contained,  to the best of the  Registrant's  knowledge,  in  definitive  proxy or  information statements  incorporated  by  reference  in Part III of this Form  10-KSB or any amendment to this Form10-KSB. o

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

            Indicate  the number of shares  outstanding  of each of the issuer's classes of common stock, as of the latest  practicable  date: At April 23, 2001, there were outstanding 21,972,768 shares of the Registrant's Common Stock, $.003 par value.

            Transitional Small Business Disclosure Format (check one):

            Yes / / No /X/

                                    PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
            PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
            ----------------------------------------------------------

                                   MANAGEMENT

            The Company's current directors and executive officers are set forth below. Biographical information concerning them follows. Information is presented as of April __, 2001.

      NAME                        AGE                     POSITION

Robert A. Thompson                 52        Director, Chief Executive Officer and Chairman of the Board

Joseph M. Valley, Jr.              53        President and Chief Operating Officer

Daniel M. Pess                     47        Director, Chief Financial Officer, Executive Vice President and Secretary

Rino Bergonzi                      56        Director

Alan W. Kaufman                    62        Director

Amy L. Newmark                     43        Director

Andre Szykier                      55        Director

            ROBERT A.  THOMPSON  has been a director  of the  Company  since May
1999.  Mr.  Thompson  joined the Company in September  1997 as Vice President of
Marketing  and became  Senior Vice  President of  Marketing  in April 1998.  Mr.
Thompson  served as President from December 1998 until October 2000. In December
1998, Mr. Thompson became Chief Executive Officer, and in May 1999, Mr. Thompson
became Chairman of the Board. From January 1989 to August 1997, Mr. Thompson was
employed  by Cognos  Corporation,  a provider  of  client/server  tools for data access, data analysis and application development,  most recently as Director of
Marketing  Programs.  Mr.  Thompson holds a B.A.A.  in Radio and Television Arts from Ryerson Politechnical Institute.

            JOSEPH M. VALLEY, JR. has been President and Chief Operating Officer of the Company since October 2000.  From November 1998 to October 2000 he served as Chief Executive Officer and President of MIS AG, USA, a German based software company.  From 1994 to  September  1998,  Mr.  Valley was  employed  by Momentum
Software Corp.,  where he served as Chief  Executive  Officer and President from
January 1996 to September  1998.  Prior  thereto,  Mr.  Valley held a variety of positions  at  Computer  Associates  International  Inc.,  from  1986  to  1994, including  Vice  President  of Global  Accounts  and he was a Vice  President at
Command  Computer Corp.  from 1984 to 1986. Mr. Valley holds a B.A. in economics from St. Joseph's University and was a Ph.D candidate at Temple University.

            DANIEL M. PESS has been a director  of the  Company  since May 1999.
Mr.  Pess  joined the  Company  in July 1994 as Vice  President  of Finance  and
Administration  and was  promoted  to  Senior  Vice  President  of  Finance  and
Administration in October 1997. In December 1998, Mr. Pess became Executive Vice
President and he served as Chief Operating Officer from December 1998 to October
2000.  Since December 1996, Mr. Pess has also served as Chief Financial  Officer of the Company and since  August  1997,  Mr. Pess has served as Secretary of the
Company.  From 1991 to July 1994, Mr. Pess was Corporate  Controller of Uniforce
Services, Inc., a supplemental staffing company. From 1986 to 1991, Mr. Pess was employed as Chief Financial  Officer and Controller of The Dartmouth Plan, Inc.,
a financial

institution involved in mortgage and leasing origination, sales and service. Mr.
Pess is a Certified  Public  Accountant and holds a B.S. in Accounting from C.W.
Post College of Long Island University.

            RINO  BERGONZI has been a director of the Company since August 1997.
Since  November  1993,  Mr.  Bergonzi has served as Vice  President and Division
Executive  of  Corporate  Information  Technology  Services at AT&T, a worldwide provider of voice, data and video telecommunications services to large and small businesses,  consumers and  government  entities.  Mr.  Bergonzi has 32 years of experience in the  information  services  field that  includes  working for such companies as Western Union, United Parcel Service  Information  Services and EDS
Corp. Mr. Bergonzi is a director of Cornerstone  Internet  Solutions  Company, a company that provides internet services.

            ALAN W.  KAUFMAN  has been a director of the  Company  since  August
1997, and was Chairman of the Board from May 1998 to May 1999, and was President and Chief  Executive  Officer of the Company from October 1997 to December 1998.
Prior thereto,  Mr. Kaufman was an independent  consultant from December 1996 to
October  1997.  From April 1986 to  December  1996,  Mr.  Kaufman  held  various positions  with  Cheyenne  Software,  Inc.,  a provider  of storage  management, security and  communications  software  products,  including  Vice  President of
Marketing and Vice President of Sales and Marketing, and served most recently as
Executive  Vice  President  of  Sales.  Mr.  Kaufman  is a  director  of  Global
Telecommunication  Solutions,  Inc., a prepaid phone card company, a director of
NetIQ Corporation, a software company, and was the founding President of the New
York  Software  Industry  Association.  Mr.  Kaufman  holds  a BSEE  from  Tufts
University.

            AMY L.  NEWMARK has been a director  of the Company  since May 1998.
She has been an  independent  investor  since  October  1997.  Ms.  Newmark  was
Executive Vice President-Strategic  Planning of Winstar Communications,  Inc., a
competitive local exchange  carrier,  from April 1995 until September 1997. From
April 1993 to March 1995, Ms. Newmark was a General  Partner of Information  Age
Partners,  LP, a hedge fund, and from 1990 to 1993, Ms. Newmark was President of
Newmark Research,  Inc., an investment research and consulting firm. Ms. Newmark
is  a  director  of   ParkerVision,   a  company  that  has   developed  and  is
commercializing wireless direct conversion radio technology and has designed and is marketing  automated video camera control and production  systems, a director of U.S.  Wireless Data, a company  involved in wireless  electronic  transaction technology,  and a director of Verso  Technologies,  a full service  provider of applications and outsourced information  technology.  Ms. Newmark is a Chartered
Financial Analyst and graduated magna cum laude from Harvard College.

            ANDRE SZYKIER, co-founder of the Company, has been a director of the company since 1989 and a consultant to the  technology  industry  since December
1998. Mr. Szykier  previously  served as the Company's Chief Technology  Officer and Executive  Vice President from the inception of the Company in February 1989 to December 1998. Prior to co-founding the Company,  Mr. Szykier was Director of
Business Research at Pacific Telesis Group,  founder and Chief Executive Officer of Elan Vital Research Ltd., a software engineering and consulting firm, and was a mathematician at Bell Labs,  where he obtained a patent on signal  compression and worked on  interplanetary  missions.  Mr.  Szykier  is a director  of Global
Network Privacy and 3Dfit.com,  both privately held companies. Mr. Szykier holds an M.S. in Applied Statistics from the University of  California-Berkeley  and a
B.S. in Economics from St. Mary's University.

            SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

            Section  16(a) of the  Securities  Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent  of a  registered  class of the  Company's  equity  securities,  to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the  Securities  and Exchange  Commission  (the  "Commission").  Such  officers, directors and 10%  stockholders are also required by Commission rules to furnish the Company with copies of all Section 16(a) forms they file.

            Based  solely on its review of the copies of such forms  received by it, or written  representations  from  certain  reporting  persons,  the Company believes that, except as provided in the next paragraph, during the fiscal year ended  December 31, 2000,  there was  compliance  with all Section  16(a) filing requirements applicable to its officers, directors and 10% stockholders.

            Robert  Thompson  and Daniel Pess each were  granted  options by the
Company to purchase  shares of its common  stock,  $.003 par value (the  "Common
Stock"),  in February  and March 2000 which were not reported on either a Form 4 or Form 5. Messrs.  Thompson  and Pess are  currently in the process of filing a
Form 5 to report these grants.

ITEM 10.    EXECUTIVE COMPENSATION
            ----------------------

            The  following   table  sets  forth   information   concerning   the
compensation  for the fiscal years ended  December 31, 2000,  1999 and 1998 paid and  awarded to and earned by the  Company's  Chief  Executive  Officer  and the
Company's President and Chief Operating Officer and each executive officer whose salary  and bonus  exceeded  $100,000  with  respect  to the  fiscal  year ended
December 31, 2000 (collectively the "Named Executive Officers").

                                                                                                  LONG-TERM
                                                                                                 COMPENSATION
                                                      ANNUAL COMPENSATION                         SECURITIES
                                                                                                  UNDERLYING
                   NAME AND PRINCIPAL POSITION        YEAR       SALARY(1)           BONUS         OPTIONS

Robert A. Thompson, Chief Executive                   2000       $245,000(2)       $--------        63,333
Officer and Chairman of the Board                     1999        200,000(3)          50,000       133,333
                                                      1998        145,000             45,000       116,667

Joseph M. Valley, Jr. President and Chief
Operating Officer (4)                                 2000         41,667           --------       100,000
                                                      1999       --------           --------     ---------
                                                      1998       --------           --------     ---------

Daniel M. Pess, Executive Vice President              2000        227,654(5)        --------        65,417
and Chief Financial Officer                           1999        190,000(6)          40,000       133,333
                                                      1998        139,583             30,000       111,667

(1)     Certain of the officers of the Company  routinely receive other benefits from the Company,  the amounts of which are  customary in the  industry.
        The Company has concluded,  after reasonable inquiry, that the aggregate amounts  of such  benefits  during  each of 1998,  1999 and 2000 did not exceed the lesser of $50,000 or 10% of the  compensation set forth above as to any named individual.

(2)     Includes $100,000 paid by the Company's subsidiary,  internetQueryObject
        Corporation ("IQO") and $20,000 of paid vacation from prior years.

(3)     Includes $33,333 paid by IQO.

(4)     Mr. Valley's employment with the Company commenced in October 2000.

(5)     Includes  $95,000  paid by IQO and $22,654 of paid  vacation  from prior years.

(6)     Includes $16,625 paid by IQO.

            The following table sets forth certain  information  regarding stock options  granted to the Named  Executive  Officers  during the fiscal year ended
December 31, 2000. The Company has never granted any stock appreciation rights.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                INDIVIDUAL GRANTS

                                                   % OF TOTAL OPTIONS
                            NUMBER OF SECURITIES       GRANTED TO
                            UNDERLYING OPTIONS        EMPLOYEES IN       EXERCISE OR BASE PRICE
    NAME                         GRANTED(#)            FISCAL YEAR            (Per Share)           EXPIRATION DATE

Robert Thompson                   33,333                   3.5                   $6.88                  2/02/07
                                  30,000                   3.1                    8.04                  3/22/07
Joseph M. Valley, Jr.            100,000                  10.4                    2.50                  10/22/07
Daniel M. Pess                    35,417                   3.7                    6.88                  2/02/07
                                  30,000                   3.1                    8.04                  3/22/07

            The  following  table sets forth certain  information  regarding the exercise of options by the Named Executive  Officers and the number and value of unexercised  stock options held by the Named  Executive  Officers as of December
31, 2000.

                            STOCK OPTION EXERCISE AND
                    AGGREGATED FISCAL YEAR-END OPTION VALUES

                                                                       NUMBER OF SECURITIES
                                                                            UNDERLYING              VALUE OF UNEXERCISED
                                                                        UNEXERCISED OPTIONS              IN-THE-MONEY
                                 SHARES                                         AT                        OPTIONS AT
                                ACQUIRED                                 DECEMBER 31, 2000           DECEMBER 31, 2000 (1)
                                   ON                VALUE                 EXERCISABLE/           EXERCISABLE/UNEXERCISABLE
   NAME                         EXERCISE          REALIZED (2)            UNEXERCISABLE

Robert Thompson                  ------           $ ------                189,498/140,502                    $0/$0

Joseph M. Valley, Jr.            ------             ------                   0/100,000                        0/0

Daniel M. Pess                    2,083            14,435(2)              189,431/140,569                     0/0

(1)         Based on the per share closing price of the Common Stock of $1.00 on the American Stock Exchange on December 31, 2000.

(2)         Based on the  difference  between the option  exercise price and the per share closing price of a share of Common Stock on January 12, 2000, the date of exercise, as reported on the OTC Bulletin Board.

EMPLOYMENT AGREEMENTS

            The Company  has entered  into  employment  agreements  with each of
Robert Thompson, its Chairman and Chief Executive Officer, Joseph M. Valley, its
President and Chief  Operating  Officer,  and Daniel M. Pess, its Executive Vice
President and Chief  Financial  Officer.  The  employment  agreements of Messrs.
Thompson and Pess  provide for a term,  through  December  31,  2001,  each with annual base cash  compensation of $225,000.  Mr. Valley's  employment  agreement provides  for an initial  term  through  October  23,  2001,  with  annual  base compensation  of $200,000.  Each of Messrs.  Thompson,  Valley and Pess are also eligible to receive  bonuses if the Company  meets  certain  fiscal year targets agreed  upon in advance by the Board of  Directors.  Each is entitled to receive his full  salary  for 12 months  upon  termination,  unless  his  employment  is terminated for cause,  disability or death. Each have agreed not to compete with the  Company  for a period of one year after  termination.  All such  employment agreements  are for full-time  employment  and are  automatically  renewable for additional  periods unless either party terminates such employment  agreement at least 60 days prior to the  expiration  of the  initial  term or any  subsequent renewal term.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
            --------------------------------------------------------------

            The following table sets forth information  concerning  ownership of the  Company's  Common  Stock as of April 23, 2001 by each  person  known by the
Company to be the beneficial  owner of more than five percent of the outstanding
Common Stock,  each director,  each  executive  officer and by all directors and executive officers of the Company as a group.  Unless otherwise  indicated,  the address for each such person is in care of the Company,  One  Expressway  Plaza,
Suite 208, Roslyn Heights, New York 11577.

                                                                NUMBER OF SHARES
     DIRECTORS, EXECUTIVE OFFICERS                              OF COMMON STOCK
          AND 5% STOCKHOLDERS                                 BENEFICIALLY OWNED(1)     PERCENTAGE
    -----------------------------                             ---------------------     ----------

Barry Rubenstein ..........................................       15,840,792(2)          51.5%
68 Wheatley Road
Brookville, New York 11545

Irwin Lieber ..............................................        9,278,474(3)          35.5%
767 Fifth Avenue, 45th Floor
New York, New York 10153

Barry Fingerhut ...........................................        9,209,724(4)          34.3%
767 Fifth Avenue, 45th Floor
New York, New York 10153

Seth Lieber ...............................................        8,027,328(5)          30.8%
767 Fifth Avenue, 45th Floor
New York, New York 10153

Jonathan Lieber ...........................................        8,027,328(6)          30.8%
767 Fifth Avenue, 45th Floor
New York, New York 10153

Wheatley Foreign Partners, L.P. ...........................        8,026,663(7)          30.8%
c/o Fiduciary Trust
One Capital Place
Snedden Road
P.O. Box 1062
Grand Cayman
British West Indies

Wheatley Partners, L.P. ...................................        8,026,663(7)          30.8%
60 Cutter Mill Road
Great Neck, New York 11021

Seneca Ventures ...........................................        1,886,673(8)           8.1%
68 Wheatley Road
Brookville, New York 11545

                                                                NUMBER OF SHARES
     DIRECTORS, EXECUTIVE OFFICERS                              OF COMMON STOCK
          AND 5% STOCKHOLDERS                                 BENEFICIALLY OWNED(1)     PERCENTAGE
    -----------------------------                             ---------------------     ----------

Woodland Venture Fund .....................................        1,927,162(9)           8.3%
68 Wheatley Road
Brookville, New York 11545

Woodland Partners .........................................        1,236,960(10)          5.4%
68 Wheatley Road
Brookville, New York 11545

Marilyn Rubenstein ........................................        6,197,898(11)         24.1%
68 Wheatley Road
Brookville, New York 11545

Woodland Services Corp. ...................................        3,813,835(12)         15.8%
68 Wheatley Road
Brookville, New York 11545

Dalewood Associates .......................................        1,296,296(13)          5.9%
One State Street Plaza
24th Floor
New York, New York 10004

Brookwood Partners, L.P. ..................................        1,147,102(14)          5.1%
Brookville, New York 11545

Claudia Rouhana ...........................................        1,666,667(15)          7.2%
5 Prospect Lane
Sands Point, New York 11050

K.B. (CI)Nominees Ltd. ....................................        1,296,296(16)          5.9%
P.O. Box 76
Wests Centre
37 Helier, Jersey
Channel Islands JE4 8PQ

Joseph M. Valley, Jr ......................................           20,000              (17)

Robert Thompson ...........................................          261,503(18)          1.1%

Daniel M. Pess ............................................          262,844(19)          1.2%

Rino Bergonzi .............................................           15,562(18)          (17)

Alan W. Kaufman ...........................................          196,971(20)          (17)

Amy L. Newmark ............................................          183,757(21)          (17)

                                                                NUMBER OF SHARES
     DIRECTORS, EXECUTIVE OFFICERS                              OF COMMON STOCK
          AND 5% STOCKHOLDERS                                 BENEFICIALLY OWNED(1)     PERCENTAGE
    -----------------------------                             ---------------------     ----------

Andre Szykier .............................................          113,479(22)          (17)

All directors and executive officers as a group (7 persons)        1,054,116(23)          4.6%

(1)     A person is deemed to be the beneficial owner of voting  securities that can be acquired by such person  within 60 days after April 23, 2001 upon the  exercise  of  options,  warrants or  convertible  securities.  Each beneficial owner's  percentage  ownership is determined by assuming that options, warrants or convertible securities that are held by such person
        (but  not  those  held by any  other  person)  and  that  are  currently exercisable  (i.e., that are exercisable within 60 days after the Record
        Date) have been exercised.  Unless otherwise noted, the Company believes that all  persons  named in the table have sole  voting  and  investment power with respect to all shares beneficially owned by them.

(2)     Based upon  information  contained  in a report on a Schedule  13D filed jointly by Barry Rubenstein,  Wheatley Foreign Partners, L.P. ("Wheatley
        Foreign"),   Wheatley  Partners,  L.P.  ("Wheatley"),   Seneca  Ventures
        ("Seneca"),  Woodland Venture Fund ("Woodland Fund"), Woodland Partners,
        Rev-Wood  Merchant  Partners  ("Rev-Wood"),   Brookwood  Partners,  L.P.
        ("Brookwood")  and  certain  other  entities  with  the  Securities  and
        Exchange  Commission  ("SEC") and a Form 4 filed by Mr.  Rubenstein with the SEC as well as certain other information.  Includes 64,237 shares of
        Common Stock  issuable upon  exercise of options held by Mr.  Rubenstein and 740,741  shares  issuable  upon  exercise  of  warrants  held by Mr.
        Rubenstein.  Also includes (i) 741,782  shares of Common Stock  issuable upon  exercise of warrants  held by Woodland  Partners,  (ii)  1,112,153 shares of Common  Stock  issuable  upon  exercise  of  warrants  held by
        Woodland  Fund,  (iii)  1,112,153  shares of Common Stock  issuable upon exercise of warrants  held by Seneca,  (iv)  3,750,108  shares of Common
        Stock  issuable upon exercise of warrants held by Wheatley,  (v) 326,050 shares of Common  Stock  issuable  upon  exercise  of  warrants  held by
        Wheatley  Foreign,  (vi) 200,000  shares of Common Stock  issuable  upon exercise of options held by Rev-Wood and (vii) 740,740  shares of Common
        Stock  issuable  upon  exercise  of  warrants  held  by  Brookwood.  Mr.
        Rubenstein  disclaims  beneficial  ownership of the  securities  held by
        Woodland Partners,  Woodland Fund, Seneca,  Wheatley,  Wheatley Foreign,
        Rev-Wood,  and Brookwood,  except to the extent of his respective equity interests therein.

(3)     Based upon information  contained in the Wheatley 13D and a Form 4 filed by Mr. Lieber and certain other  information.  Includes 68,750 shares of
        Common Stock  issuable  upon  exercise of options held by Mr. Lieber and
        740,741  shares of Common Stock  issuable upon exercise of warrants held by Mr.  Lieber.  Also  includes  (i)  3,750,108  shares of Common  Stock issuable upon  exercise of warrants  held by Wheatley,  and (ii) 326,050 shares of Common  Stock  issuable  upon  exercise  of  warrants  held by
        Wheatley Foreign,  of which Mr. Lieber disclaims  beneficial  ownership, except to the extent of his respective equity interests therein.

(4)     bBased upon information contained in the Wheatley 13D and a Form 4 filed by Mr. Fingerhut and certain other information.  Includes 740,741 shares of  Common  Stock  issuable  upon  exercise  of  warrants  held  by  Mr.
        Fingerhut.  Also includes (i) 3,750,108  shares of Common Stock issuable upon exercise of warrants held by Wheatley,  and (ii) 326,050  shares of
        Common  Stock  issuable  upon  exercise  of  warrants  held by  Wheatley
        Foreign.  Mr. Fingerhut disclaims beneficial ownership of the securities held by  Wheatley  and  Wheatley  Foreign,  except to the  extent of his respective equity interests therein.

(5)     Based upon information  contained in the Wheatley 13D and a Form 4 filed by Mr.  Lieber.  Includes  695  shares of  Common  Stock  issuable  upon exercise of options held by Mr.  Lieber.  Also  includes  (i)  3,750,108 shares of Common  Stock  issuable  upon  exercise  of  warrants  held by
        Wheatley, and (ii) 326,050 shares of Common Stock issuable upon exercise of warrants  held by Wheatley  Foreign,  of which Mr.  Lieber  disclaims beneficial  ownership,  except to the  extent of his  respective  equity interests therein.

(6)     Based upon information  contained in the Wheatley 13D and a Form 4 filed by Mr.  Lieber.  Includes  695  shares of  Common  Stock  issuable  upon exercise of options held by Mr.  Lieber.  Also  includes  (i)  3,750,108 shares of Common  Stock  issuable  upon  exercise  of  warrants  held by
        Wheatley, and (ii) 326,050 shares of Common Stock issuable upon exercise of warrants  held by Wheatley  Foreign,  of which Mr.  Lieber  disclaims beneficial  ownership,  except to the  extent of his  respective  equity interests therein.

(7)     Based upon information  contained in the Wheatley 13D and a Form 4 filed by each of Wheatley and Wheatley Foreign and certain other  information.
        Includes (i) 3,750,108  shares of Common Stock issuable upon exercise of warrants  held by  Wheatley,  and (ii)  326,050  shares of Common  Stock issuable upon exercise of warrants  held by Wheatley  Foreign.  Wheatley
        Foreign  disclaims  beneficial  ownership  of  the  securities  held  by
        Wheatley and Wheatley disclaims  beneficial  ownership of the securities held by Wheatley Foreign.

(8)     Based upon  information  contained in the Wheatley 13D and certain other information.  Includes  1,112,153  shares of Common Stock  issuable upon exercise of warrants held by Seneca.

(9)     Based upon  information  contained in the Wheatley 13D and certain other information.  Includes  1,112,153  shares of Common Stock  issuable upon exercise of warrants held by Woodland Fund.

(10)    Based upon  information  contained in the Wheatley 13D and certain other information.  Includes  741,782  shares of Common  Stock  issuable  upon exercise of warrants held by Woodland Partners.

(11)    Based upon  information  contained in the Wheatley 13D and certain other information.  Includes (i) 741,782  shares of Common Stock issuable upon exercise of warrants held by Woodland Partners, (ii) 1,112,153 shares of
        Common Stock  issuable upon  exercise of warrants held by Seneca,  (iii)
        1,112,153 shares of Common Stock issuable upon exercise of warrants held by Woodland Fund and, (iv) 740,740  shares of Common Stock issuable upon exercise of warrants held by  Brookwood.  Marilyn  Rubenstein  disclaims beneficial  ownership  of the  Securities  held  by  Woodland  Partners,
        Seneca,  Woodland  Fund  and  Brookwood  except  to  the  extent  of her respective equity interest therein.

(12)    Includes (i) 1,112,153  shares of Common Stock issuable upon exercise of warrants held by Woodland Fund and (ii) 1,112,153 shares of Common Stock issuable upon exercise of warrants held by Seneca.

(13)    Does not  include  shares of Common  Stock  issuable  upon  exercise  of warrants.

(14)    Includes  740,740  shares of Common Stock  issuable upon the exercise of warrants.

(15)    Includes  1,111,111  shares of Common Stock  issuable  upon  exercise of warrants.

(16)    Does not  include  shares of Common  Stock  issuable  upon  exercise  of warrants.

(17)    Less than 1%.

(18)    Consists of shares of Common Stock issuable upon exercise of options.

(19)    Includes  260,261  shares of Common  Stock  issuable  upon  exercise  of options.

(20)    Includes  88,644  shares of  Common  Stock  issuable  upon  exercise  of options.

(21)    Includes  105,562  shares of Common  Stock  issuable  upon  exercise  of options.

(22)    Includes 104 shares of Common Stock owned by Remy Szykier, Mr. Syzkier's daughter,  and 44,896  shares of Common Stock  issuable upon exercise of options.

(23)    Includes  776,428  shares of Common  Stock  issuable  upon  exercise  of options.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            ----------------------------------------------

            From time to time, the Company has raised  capital  through the sale of equity and debt securities. Many of the investors in such offerings have been officers,  directors and entities  associated  with  directors,  and  beneficial owners of 5% or more of the  Company's  securities.  In each  transaction,  such persons  participated on terms no more favorable than those offered to all other investors.

PREFERRED STOCK PRIVATE PLACEMENTS AND EXERCISE OF WARRANTS

            The following table sets forth the Directors and 5% stockholders (or entities  affiliated with 5% stockholders) who exercised  warrants,  in December
1999 or January 2000,  previously  acquired in private placements as well as the number  of  shares  acquired  upon  exercise  of the  warrant  and the per share exercise price of the warrant.

                                       Number of shares         Per share
                                       acquired upon            exercise price
Name of Director or Stockholder        exercise of warrant      of warrant
-------------------------------        -------------------      --------------
Wheatley and Wheatley Foreign          500,000                  $1.50
Wheatley and Wheatley Foreign          190,000                  $2.5875
Seneca                                 37,500                   $1.50

                                       Number of shares         Per share
                                       acquired upon            exercise price
Name of Director or Stockholder        exercise of warrant      of warrant
-------------------------------        -------------------      --------------
Seneca                                 50,000                   $2.5875
Woodland Fund                          37,500                   $1.50
Woodland Fund                          66,667                   $2.5875
Woodland Partners                      33,334                   $2.5875
Amy L. Newmark                         41,667                   $1.50
Alan Kaufman                           41,667                   $1.50
Barry Fingerhut                        33,334                   $2.5875
Brookwood                              16,667                   $2.5875
Barry Rubenstein                       33,333                   $2.5875
Barry Rubenstein                       41,667                   $1.50

            In April 2000, IQO consummated  the IQO Series A Private  Placement.
The IQO Series A Private  Placement  consisted  of 70 Units  (the "IQO  Series A
Units") with a gross sales price of $7,000,000. Each IQO Series A Unit consisted of 125,000  shares of IQO  Series A  Preferred  Stock and a warrant to  purchase
125,000 shares of Common Stock at a per share exercise price equal to $1.00. The
IQO Series A Units were sold at a purchase  price of $100,000  per Unit and each share of IQO Series A Preferred  Stock is  convertible  into one share of common stock of IQO.  Among the  purchasers in the IQO Series A Private  Placement were the following  individuals or entities that beneficially own more than 5% of the outstanding  Common Stock: (i) Barry Fingerhut  purchased one IQO Series A Unit,
(ii) Irwin Leiber purchased two IQO Series A Units,  (iii) Wheatley purchased 12
IQO  Series A Units,  (iv)  Brookwood  purchased  one and one half IQO  Series A
Units, (v) Seneca  purchased one and one half IQO Series A Units,  (vi) Woodland
Fund purchased two and six tenths IQO Series A Units and (vii) Woodland Partners purchased three IQO Series A Units. In addition,  Amy Newmark, a Director of the
Company, purchased one half of an IQO Series A Unit.

            Between  February  2001 and April 2001,  the Company  consummated  a private  placement (the "2001 Private  Placement") of an aggregate of 11,611,111 units,  each unit  consisting  of one share of Common  Stock and two  redeemable
Common  Stock  purchase  warrants  at a  purchase  price of $0.27 per unit.  The warrants are exercisable into Common Stock at any time until February 7, 2006 at an exercise  price of $.485 per share.  Among the purchasers in the 2001 Private
Placement were the following  individuals or entities that beneficially own more than 5% of the  outstanding  Common  Stock (i)  Wheatley  and  Wheatley  Foreign
(purchased  an  aggregate  of 2,037,037  units),  (ii) Seneca and Woodland  Fund
(which each purchased  455,556 units),  (iii) Woodland Partners (which purchased
370,371 units),  (iv) Barry Rubenstein,  Barry Fingerhut,  Irwin Lieber [and Eli
Oxenhorn] (who each purchased  370,370 units),  (v) Brookwood  (which  purchased
370,371  units),  (vi) Dalewood  Associates,  L.P.  (which  purchased  1,296,297 units), (vii)K.B. (CI) Nominees Ltd. (which purchased 1,296,297 units and (viii)
Claudia Rouhana (who purchased  555,556 units).  In addition,  EarlyBirdCapital,
Inc., the placement agent in the 2001 Private Placement received an option which is exercisable for up to 3,483,333 shares of Common Stock.

            Barry  Rubenstein,  a 5%  stockholder,  may  be  deemed  to  be  the beneficial  owner of the units  and/or IQO Series A Units  acquired by Wheatley,
Wheatley  Foreign,  Seneca  Ventures,   Woodland  Fund,  Woodland  Partners  and
Brookwood.  Barry Fingerhut, Irwin Lieber, Seth Lieber and Jonathan Lieber, each of whom are 5%  Stockholders,  may be deemed to be the  beneficial  owner of the units  and/or IQO Series A Units  acquired by  Wheatley  and  Wheatley  Foreign.
Marilyn Rubenstein, a 5% Stockholder,  may be deemed to be a beneficial  owner of the units  and/or  IQO  Series A Units  acquired  by Seneca
Ventures,  Brookwood,  Woodland  Partners and Woodland Fund.  Woodland  Services
Corp. a 5%  Stockholder  may be deemed to be the  beneficial  owner of the units and/or IQO Series A Units acquired by Woodland Fund and Seneca.

INTERIM FINANCING

            In  December  2000,  Wheatley  and  Wheatley  Foreign  purchased  an aggregate of $250,000  principal amount of unsecured  promissory notes issued by the Company.  Such  promissory  notes have been converted into units in the 2001
Private Placement

            Pursuant  to  the  requirements  of  Section  13  or  15(d)  of  the
Securities  Exchange Act of 1934,  the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         QUERYOBJECT SYSTEMS CORPORATION

Dated: April 24, 2001                    By:    /s/ Daniel M. Pess
                                             -----------------------------------
                                             Daniel Pess
                                             Executive Vice President and Chief Operating Officer