Form 10QSB
period 2001-03-31
QUERYOBJECT SYSTEMS CORP
filed 2001-05-15
CIK 855743

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

                        As of May 1, 2001  there were  21,972,768  shares of the
Registrant's common stock outstanding.

Transitional Small Business Disclosure Format.  Yes / /  No /X/

================================================================================

                         QUERYOBJECT SYSTEMS CORPORATION

                                   FORM 10-QSB

                                      INDEX

PART I.      FINANCIAL INFORMATION                                          PAGE
                                                                            ----

Item 1.      Financial Statements

             Condensed Consolidated Balance Sheet
             As of March 31, 2001 (unaudited)..................................3

             Condensed Consolidated Statements of Operations
             For the three months ended March 31, 2001 and 2000 (unaudited)....4

             Condensed Consolidated Statements of Cash Flows

PART II.     OTHER INFORMATION

PART I.

FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                         QUERYOBJECT SYSTEMS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                                        March 31,
                                                                                          2001
ASSETS
Current assets
          Cash and cash equivalents                                                  $  1,278,938
          Accounts receivable, net of allowance for doubtful
                 accounts of $35,563                                                      183,249
          Prepaid expenses and other current assets                                       116,957
                                                                                     ------------

                       TOTAL CURRENT ASSETS                                             1,579,144

Property and equipment, net                                                             1,449,380
Deposits and other assets                                                                 108,051
                                                                                     ------------

                       TOTAL ASSETS                                                  $  3,136,575
                                                                                     ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
          Accounts payable                                                           $    568,788
          Accrued expenses                                                                512,579
          Deferred revenue                                                                121,081
          Deferred rent                                                                    37,890
          Capital lease obligations due within one year                                     5,270
                                                                                     ------------

                       TOTAL CURRENT LIABILITIES                                        1,245,608

Deferred rent                                                                             144,687
                                                                                     ------------

                       TOTAL LIABILITIES                                                1,390,295
                                                                                     ------------

Minority interest                                                                       6,535,137
                                                                                     ------------

Stockholders' deficit
          Preferred stock, $.001 par value: 4,000,000 shares authorized;
                 none issued and outstanding                                                 --
          Common stock, $.003 par value: 60,000,000 shares
                 authorized; 12,411,657 shares issued and outstanding                      37,235
          Additional paid-in-capital                                                   49,910,413
          Accumulated deficit                                                         (54,736,505)
                                                                                     ------------

                       TOTAL STOCKHOLDERS' DEFICIT                                     (4,788,857)
                                                                                     ------------

                       TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                   $  3,136,575
                                                                                     ============

     See accompanying Notes to Condensed Consolidated Financial Statements.

                                        3

                         QUERYOBJECT SYSTEMS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 Three Months Ended March 31,
                                                                      2001            2000

Revenues
        Software licenses                                        $    105,105    $    273,800
        Services and maintenance                                      208,076          54,591
                                                                 ------------    ------------

                           TOTAL REVENUES                             313,181         328,391

Cost of revenues
        Software licenses                                               4,204          10,952
        Services and maintenance                                       36,297          20,426
                                                                 ------------    ------------

                           TOTAL COST OF REVENUES                      40,501          31,378
                                                                 ------------    ------------

Gross profit                                                          272,680         297,013
                                                                 ------------    ------------

Operating expenses
        Sales and marketing                                         2,315,885       1,409,759
        Research and development                                      814,041         526,889
        General and administrative                                    338,856         410,887
                                                                 ------------    ------------

                           TOTAL OPERATING EXPENSES                 3,468,782       2,347,535
                                                                 ------------    ------------

Loss from operations                                               (3,196,102)     (2,050,522)

Interest income                                                        32,072          65,385
Interest expense                                                       (3,150)         (5,889)
Other income (expense)                                                  9,088          (3,866)
                                                                 ------------    ------------

Net loss                                                         $ (3,158,092)   $ (1,994,892)
                                                                 ============    ============

Basic and diluted net loss per common share                      $       (.27)   $       (.24)
                                                                 ------------    ------------

Weighted average shares used in per share computation (Note 2)     11,546,101       8,313,372
                                                                   ==========       =========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                         QUERYOBJECT SYSTEMS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  Three Months Ended
                                                               2001            2000

Cash flows from operating activities
    Net loss                                                $(3,158,092)   $(1,994,892)
    Adjustments to reconcile net loss to net cash used in
       operating activities
         Depreciation and amortization                          181,985        111,493
         Options issued for consulting services                 146,834        142,735
         Changes in operating assets and liabilities
            Accounts receivable, net                            262,639        230,295
            Prepaid expenses and other current assets            (2,738)       (17,100)
            Deposits and other assets                             1,428        (30,211)
            Accounts payable and accrued expenses               (83,817)      (233,641)
            Deferred rent                                        (9,497)        (2,438)
            Deferred revenue                                      1,033         54,493
                                                            -----------    -----------

            NET CASH USED IN OPERATING ACTIVITIES            (2,660,225)    (1,739,266)
                                                            -----------    -----------

Cash flows from investing activities
    Acquisitions of property and equipment                     (257,030)      (108,897)
                                                            -----------    -----------

            NET CASH USED IN INVESTING ACTIVITIES              (257,030)      (108,897)
                                                            -----------    -----------

Cash flows from financing activities
    Proceeds from issuance of common stock, net                 743,814           --
    Proceeds from exercise of common stock warrants                --        1,456,250
    Proceeds from exercise of common stock options                 --           46,919
    Payments of capital lease obligations                        (4,547)       (46,032)
                                                            -----------    -----------

            NET CASH PROVIDED BY FINANCING ACTIVITIES           739,267      1,457,137
                                                            -----------    -----------

Net decrease in cash and cash equivalents                    (2,177,988)      (391,026)

Cash and cash equivalents at beginning of year                3,456,926      4,488,854
                                                            -----------    -----------

Cash and cash equivalents at end of period                  $ 1,278,938    $ 4,097,828
                                                            ===========    ===========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                         QUERYOBJECT SYSTEMS CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.          BASIS OF PRESENTATION

            The unaudited condensed  consolidated  financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of  management  are necessary to fairly state the Company's financial  position,  results  of  operations  and cash  flows  for the  periods presented.  These financial  statements  should be read in conjunction  with the
Company's audited financial  statements  included in the Company's Annual Report on Form 10-KSB for the year ended  December 31, 2000,  and have been prepared on the basis that the Company will continue as a going concern,  which contemplates the  realization  of assets and the  satisfaction  of  liabilities in the normal course of  business.  The results of  operations  for the period ended March 31,
2001 are not  necessarily  indicative  of the  results  to be  expected  for any subsequent  quarter,  or for the entire fiscal year ending December 31, 2001, or for any future period.

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
Outstanding  options and warrants to purchase  shares of common stock that could potentially  dilute basic  earnings per share in the future were not included in the computation of diluted net loss per share because to do so would have had an antidilutive  effect for the periods  presented.  In addition,  the  Convertible
Preferred  Stock  outstanding  during  2000  has  been  excluded  prior  to  its conversion to common stock, due to the  antidilutive  effect.  As a result,  the basic and diluted per share amounts are identical for all periods presented.

3.          USE OF ESTIMATES

            The  preparation  of the financial  statements  in  conformity  with generally accepted  accounting  principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

4.          LIQUIDITY AND BUSINESS RISKS

            The Company has  incurred  operating  losses  since  inception,  has incurred  negative cash flows from  operating  activities and had an accumulated deficit of  $54,736,505  as of March 31,  2001.  The  Company  has had a limited operating history as a software product and application services company and has not made significant sales of its products or services,  therefore, revenues are difficult  to  predict.  It is  anticipated  that  the  Company's  cash and cash equivalent  balance  at March 31,  2001,  after  giving  effect  to the  private placement  described in Note 5 below, will not be sufficient to satisfy its cash flow requirements until December 31, 2001. As a result, the Company will seek to sell additional debt or equity  securities,  however,  there can be no assurance that the Company would be successful in raising sufficient additional funds. The sale of additional equity securities would result in additional  dilution to the
Company's stockholders.

5.          PRIVATE PLACEMENT OF COMMON STOCK AND COMMON STOCK PURCHASE WARRANTS

            On February 7, 2001 the Company had the initial closing of a private placement  (the  "2001  Private  Placement")  and  received  gross  proceeds  of
$1,230,000.  The Company sold  2,050,000  Units (the "2001 Units") at an initial price of $.60 per Unit. Each 2001 Unit consists of one share of common stock and two redeemable common stock purchase warrants exercisable until February 7, 2006 at an initial exercise price of $.925 per share, subject to adjustment.  The per unit  purchase  price was based on the average of the closing sales price of the
Company's  common  stock in the  five day  period  ended  two days  prior to the initial closing ("Initial Price").  On the date of the final closing of the 2001
Private  Placement,  if the average closing sales price of the Company's  common stock in the five day  period  ended two days  prior to the final  closing  (the
"Final Closing Price") is less than the Initial Price, such lower amount will be used in determining the purchase price of the 2001 Units. In addition,  the 2001
Units sold in the initial  closing  will be repriced to reflect the lower price.
The Company  received  net  proceeds of $743,814 in the initial  closing,  after deducting  expenses  of the  offering  and the  conversion  of loans  payable to stockholders, totaling $250,000, into 2001 Units.

            On April 13,  2001,  the Company  had the final  closing of the 2001
Private  Placement and received gross proceeds of $1,905,000 and net proceeds of approximately  $1,625,000  from the sale of  7,055,556  2001 Units at a price of
$.27 per Unit.  As a result of the Final  Closing  Price  being  lower  than the
Initial  Price,  the  Company  issued  2,505,558  additional  2001  Units to the investors  in the  initial  closing.  In  addition,  the  exercise  price of the redeemable common stock purchase warrants were reduced to $.485 per share.

            The  Company  granted  the  placement  agent  in  the  2001  Private
Placement an option to purchase  1,161,111 2001 Units and paid commissions and a non-accountable expense allowance equal to 11% of the gross proceeds received by the Company.

6.          BUSINESS SEGMENTS

            The Company  operates in two business  segments;  software sales and support and application services.  The following tables present revenues,  gross profit,  loss from operations and  depreciation  and  amortization for the three month periods ended March 31, 2001 and 2000. Software sales and support includes software sales to third parties on a direct basis or through a business partner, and  includes  related  support  in  the  form  of  maintenance  agreements  and consulting.  Application  services  include design,  implementation  and hosting services  provided to third  parties,  in some cases  utilizing the  QueryObject technology.  The  accounting  policies of the business  segments are the same as those described in the summary of significant  accounting  policies  included in the Company's  Consolidated  Financial Statements contained in its Annual Report on Form 10-KSB for the year ended December 31, 2000.

                                                    Three Months Ended March 31,
                                                       2001             2000

Revenues
       Software sales and support                  $   145,781      $   328,391
       Application services                            167,400             --
                                                   -----------      -----------

                                                   $   313,181      $   328,391
                                                   -----------      -----------

Gross Profit
       Software sales and support                  $   126,612      $   297,013
       Application services                            146,068             --
                                                   -----------      -----------

                                                   $   272,680      $   297,013
                                                   -----------      -----------

Loss from operations
       Software sales and support                  $(2,382,674)     $(1,543,277)
       Application services                           (813,428)        (507,245)
                                                   -----------      -----------

                                                   $(3,196,102)     $(2,050,522)
                                                   -----------      -----------

Included in loss from operations
       Depreciation and amortization
            Software sales and support             $   123,494      $   111,199
            Application services                        58,491              294
                                                   -----------      -----------

                                                   $   181,985      $   111,493
                                                   ===========      ===========

            International sales were 35% and 13% of total revenues for the three months ended March 31, 2001 and 2000, respectively.  Sales within the country of
Italy were 27% of total revenues for the three months ended March 31, 2001.

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
REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2000.

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

            During  April  2000,  the Company  began  significant  staffing  and
incurred  initial  product-related   expenses  and  general  and  administrative
expenses  with  respect  to IQO.  As of March  31,  2001,  IQO has 14  full-time equivalent employees. Total expenses of IQO for the three months ended March 31,
2001 and for the year ended  December  31, 2000 were  $959,495  and  $3,358,467, respectively.  IQO has developed and is  developing  applications  that capture, store,  manage,  distribute  and  analyze  data for CRM  (Customer  Relationship
Management).  IQO's product,  CustomerView,  generated  $167,400 and $204,100 of revenue for the three  months  ended March 31, 2001 and the year ended  December
31,  2000,  respectively.  IQO may also  resell  the  Company's  database,  data streaming and data distribution technology to Internet based businesses.

            In April 2001, the Company decided to reduce its operating  expenses in order to  conserve  cash.  As a result,  the  Company  reduced  its full time employees by 32% and eliminated other expenses, which should result in an annual savings of approximately $2,300,000 per year.

            To  date,   the  Company  has  incurred   substantial   losses  from
operations,  and at March 31, 2001, had an accumulated  deficit of  $54,736,505.
The Company  expects to incur  substantial  operating  expenses in the future to support its product development efforts (including those of IQO),  establish and
expand  its  domestic  and  international  sales  and  marketing   capabilities,
including  recruiting  additional  indirect  channel  partners,  and support and expand its technical and management  personnel and  organization.

            Revenues  from the sales of the  Company's  products  are  generally recognized upon the execution of a software licensing  agreement and shipment of the product,  provided that no  significant  vendor  obligations  remain and the resulting  receivable is deemed collectible by management.  In instances where a significant vendor obligation exists, revenue recognition is deferred until such obligation  has been  satisfied.  Allowances  for estimated  future  returns are provided for upon shipment.  Service revenues  consist  primarily of application
services,  that  includes  subscription  based  month  charges,   performed  for
customers on a project or contract basis and are recognized over the term of the respective  agreements.  Maintenance  revenues  consist of ongoing  support  and products  updates  and are  recognized  ratably  over the term of the  contract, generally 12 months.

RESULTS OF OPERATIONS

            The  following  table  sets  forth  certain  items in the  Company's condensed consolidated statements of operations for the three months ended March
31, 2001 and 2000 ($ in thousands):

                                                         Three Months Ended
                                                             March 31,

                                                            2001           2000

REVENUES
            Software licenses                            $   105        $   274
            Services and maintenance                         208             54
                                                         -------        -------

            TOTAL REVENUES                                   313            328
                                                         -------        -------

Cost of revenues
            Software licenses                                  4             11
            Services and maintenance                          36             20
                                                         -------        -------

            TOTAL COST OF REVENUES                            40             31
                                                         -------        -------

GROSS PROFIT                                                 273            297
                                                         -------        -------

Operating expense
            Sales and marketing                            2,316          1,410
            Research and development                         814            527
            General and administrative                       339            411
                                                         -------        -------

            TOTAL OPERATING EXPENSES                       3,469          2,348
                                                         -------        -------

LOSS FROM OPERATIONS                                      (3,196)        (2,051)
       Interest income                                        32             65
       Interest expense                                       (3)            (6)
       Other income (expense)                                  9             (3)
                                                         -------        -------

NET LOSS                                                 $(3,158)       $(1,995)
                                                         -------        -------

REVENUES

            The Company has  recognized  revenue  for all periods  presented  in accordance with the American Institute of Certified Public Accountants Statement
of Position 97-2,  "Software Revenue  Recognition" as amended, and in compliance with SEC Staff Accounting Bulletin No. 101.

            Total  revenues  decreased by $15,000,  or 5%, from $328,000 for the three  months  ended March 31, 2000  ("2000") to $313,000  for the three  months ended March 31, 2001 ("2001").  License revenues decreased by $169,000,  or 62%, from $274,000 in 2000 to $105,000 in 2001.  During 2001,  license  revenues were derived from the sale of 2 licenses through a distribution partner, while during
2000 license  revenues were derived from the sale of 3 licenses sold on a direct basis,  which resulted in higher average  revenue per license.  In January 2001, the Company  changed  its direct  sales  model for  European  sales to a partner distribution  model.  The  Company has closed its United  Kingdom  office and is negotiating contracts with several European distributors.

            Services and  maintenance  revenue  increased by $154,000,  or 285%, from $54,000 in 2000 to $208,000 in 2001. This increase was primarily the result of IQO  application  service revenue in 2001,  comprised of  subscription  based monthly charges to IQO customers.  Service and maintenance revenues are expected to increase  as the Company  sells  additional  licenses  and as IQO expands its client base.

COST OF REVENUES

            Cost of software  license  revenues  consists  primarily  of royalty payments to third  parties,  product  packaging,  documentation  and  production costs.  Cost of software  license  revenues as a percentage of software  license revenues was 4.0% in both 2001 and 2000.

            Cost of services  and  maintenance  revenues  consists  primarily of customer  support costs and direct costs  associated with  application  services provided by IQO.  Cost of  services  and  maintenance  revenues  decreased  as a percentage of services and maintenance revenues from 37% in 2000 to 17% in 2001.
This  decrease  resulted  primarily  from lower costs as a percentage of revenue associated with IQO application  service revenue compared to the fixed personnel costs related to providing maintenance and related customer support.

OPERATING EXPENSES

            SALES AND MARKETING.  Sales and marketing expenses consist primarily of personnel costs, including sales commissions and incentives, of all personnel involved  in the sales and  marketing  process,  and related  recruiting  costs, public  relations,  advertising  related  costs,  collateral  material and trade shows.  Sales  and  marketing  expenses  increased  by  $906,000,  or 64%,  from
$1,410,000 in 2000 to $2,316,000 in 2001,  primarily due to increased  personnel related  costs,  including  marketing  and  sales  costs of IQO,  and a  general increase in both  marketing  and  consulting  expenses of the Company.  In April
2001, the Company  implemented cost reductions that will decrease  marketing and sales expenses for the immediate future.

            RESEARCH AND DEVELOPMENT.  Research and development expenses consist primarily of salaries and other personnel  related  expenses,  recruiting  costs
associated  with  the  hiring  of  software   engineers  and  quality  assurance
personnel,  consultant costs and depreciation of development equipment. Research and development expenses increased by $287,000, or 54%, from $527,000 in 2000 to
$814,000 in 2001,  primarily due to increased  personnel related costs including research and development  costs of IQO. The Company believes a significant level of  investment  for  product  research  and  development  is  required to remain competitive and, accordingly, the Company anticipates it will continue to devote substantial  resources to product  research and development  (including those of
IQO) and that  these  costs may  increase  in  absolute  dollars.  To date,  all research and development costs have been expensed as incurred.

            GENERAL  AND  ADMINISTRATIVE.  General and  administrative  expenses consist primarily of personnel costs for finance and accounting, human resources and general management, as well as insurance and professional expenses.  General and administrative  expenses decreased by $72,000, or 18%, from $411,000 in 2000 to $339,000 in 2001,  primarily due to a reduction in professional  expenses and bad debt expense.  The Company believes its general and administrative  expenses
(including those of IQO) may increase in absolute dollars.

INTEREST INCOME AND INTEREST EXPENSE

            Interest income  represents  income earned on the Company's cash and cash equivalents.  Interest income decreased by $33,000, or 51%, from $65,000 in
2000 to  $32,000  in  2001,  primarily  due to a lower  level  of cash  and cash equivalents on deposit during 2001.

            Interest expense generally  represents interest on capital equipment leases.  Interest  expense  decreased by $3,000,  or 50%, from $6,000 in 2000 to
$3,000 in 2001,  primarily due to a lower  outstanding  balance on capital lease obligations.

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

            (a) In February and April, 2001,  respectively,  the Company had the initial  closing and the final  closing  (the  "Closings")  of the 2001  Private
Placement.  The Company received net proceeds totaling approximately  $2,369,000 in the Closings,  after deducting expenses of the offering and the conversion of loans payable to  stockholders  into 2001 Units.  The Company  issued a total of
11,611,111 shares of Common Stock and Warrants to purchase  23,222,222 shares of
Common  Stock.  See Note 5 of the  Notes  to  Condensed  Consolidated  Financial
Statements.

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

            As of March 31, 2001,  the Company had  $1,278,938  in cash and cash equivalents and working capital of $333,536.  The Company has incurred operating losses  since  inception,  has  incurred  negative  cash  flows  from  operating activities and had an  accumulated  deficit of $54,736,505 as of March 31, 2001.
The  Company  has had a limited  operating  history  as a software  product  and application services company and has not made significant sales of its products.
Therefore,  revenues and operating profitability are difficult to predict. It is anticipated  that even with the  proceeds  from the  final  closing  of the 2001
Private  Placement the cash and cash equivalent  balance of the Company at March
31,  2001 will not be  sufficient  to satisfy its cash flow  requirements  until
December 31, 2001.  The Company  will seek  additional  financing so that it can continue its  operations.  However,  there can be no assurance  that the Company will be successful in raising  additional  funds. The sale of additional  equity securities will result in additional dilution to the Company's stockholders. See
"Risk Factors That May Affect Future  Results -- We will need further  financing to continue operations."

            Net cash used in operating  activities was $2,660,000 and $1,739,000 in 2001 and 2000, respectively.  For 2001, net cash used in operating activities was primarily  attributable to a net loss of $3,158,000 reduced by a decrease in accounts receivable of $263,000, depreciation and

amortization of $182,000 and options issued for consulting services of $147,000.
For 2000, net cash used in operating activities was primarily  attributable to a net loss of $1,995,000 reduced by a decrease in accounts receivable of $230,000, less depreciation and amortization of $111,000 and options issued for consulting services  of  $143,000.  This was  offset,  in part,  by a decrease  in accounts payable  and accrued  expenses  of  $234,000.  Net cash  provided  by  financing activities was $739,000 and $1,457,000 in 2001 and 2000, respectively. For 2001, net cash provided by financing  activities  was primarily the result of the 2001
Private  Placement.  For 2000,  net cash  provided by financing  activities  was primarily the result of the exercise of common stock purchase warrants. Net cash used in investing  activities  was  primarily  the  acquisition  of property and equipment for both 2001 and 2000.

            The  Company  does  not  currently  have a  line  of  credit  with a commercial  bank.  As of March 31, 2001,  the  Company's  principal  commitments consisted of  obligations  under  operating  and capital  leases and  employment agreements.  Pursuant to employment  agreements  with executive  officers of the
Company as of March 31,  2001,  the  Company's  remaining  obligation  is to pay
$450,000  and $0 in  salaries  for the years ended  December  31, 2001 and 2002, respectively.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

            THE COMPANY OPERATES IN A RAPIDLY CHANGING ENVIRONMENT THAT INVOLVES
A NUMBER OF RISKS, SOME OF WHICH ARE BEYOND THE COMPANY'S CONTROL. THE FOLLOWING
DISCUSSION HIGHLIGHTS THE MOST MATERIAL OF THE RISKS.

WE WILL NEED FURTHER FINANCING TO CONTINUE OUR OPERATIONS.

            We have had a limited  operating  history as a software  product and application  services  company,  have not made significant sales of our products and services and our revenues are difficult to predict.  Our total  revenues for the three months ended March 31, 2001 and the year ended  December 31, 2000 were
$313,181 and $1,715,841,  respectively.  In February and April 2001, we received net  proceeds  of  approximately  $2,369,000  from the 2001  Private  Placement.
However, given our continued operating losses, we anticipate that, even with the proceeds from the 2001 Private  Placement,  our cash and cash equivalent balance will be  insufficient to satisfy our cash flow  requirements  until December 31,
2001. Accordingly,  we will need additional financing to continue operations. We cannot predict  whether we would be successful in raising  additional  funds. We
have  no  commitments,   agreements  or  understandings   regarding   additional
financings and we may be unable to obtain  additional  financing on satisfactory terms or at all.

WE HAVE HAD A HISTORY OF OPERATING LOSSES AND PROJECT FUTURE LOSSES; THEREFORE
WE HAVE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

            At March 31, 2001, our accumulated deficit was $54,736,505.  For the three  months  ended March 31, 2001 and the year ended  December  31,  2000,  we incurred  net  losses  of  $3,158,092  and  $10,240,366,  respectively.  We have incurred  a net  loss in each  year of our  existence,  and  have  financed  our operations  primarily  through sales of equity and debt securities.  Our expense levels are high and our  revenues  are  difficult  to predict.  The  independent accountants' report on our financial  statements for the year ended December 31,
2000 states

that our recurring  losses from operations and negative cash flow from operating activities  raise  substantial  doubt  about our  ability to continue as a going concern.

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

OUR  REVENUES  DEPEND  ON  SALES  OF  QUERYOBJECT   SYSTEM  AND  THE  SUCCESSFUL
DEVELOPMENT OF THE IQO APPLICATION  SERVICE  OFFERING.  WE ARE UNCERTAIN WHETHER
THERE WILL BE BROAD MARKET ACCEPTANCE OF THESE PRODUCTS.

            Substantially  all of our  revenue  for the  foreseeable  future  is expected to be derived from sales of QUERYOBJECT SYSTEM and from our subsidiary,
IQO.  Through March 31, 2001, we had software  product  revenue from the sale of
only  48  QUERYOBJECT  SYSTEMS,   including  those  sold  pursuant  to  reseller
agreements  for the resellers' own use. Our future  financial  performance  will depend upon customer acceptance of the QUERYOBJECT SYSTEM and the development of new and enhanced versions of the product, such as the IQO service offering, that meet an expanding  range of customer  requirements.  If we fail to achieve broad market acceptance of QUERYOBJECT SYSTEM or fail to successfully  develop the IQO or other service offerings and achieve broad market  acceptance,  we will not be able to continue operating.

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

WE ARE  DEPENDENT  ON A FEW  SIGNIFICANT  CUSTOMERS  AND THE  LOSS  OF A  SINGLE
CUSTOMER COULD ADVERSELY AFFECT OUR BUSINESS.

            For the three  months ended March 31, 2001 and the fiscal year ended
December 31, 2000, two customers and five customers accounted for 80% and 73% of our total  revenues,  respectively.  We have no long-term  contracts with any of these customers and we are unsure if we will realize significant future revenues from any of them. We also expect for the foreseeable  future a relatively  small number of customers  and  value-added  resellers  will account for a significant percentage of our revenues.  The loss of any such customer would have a material adverse effect on our operating results and financial condition.

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
Pess that expire in December  2001 and an employment  agreement  with Mr. Valley that expires  October 2001. We are currently  negotiating  to extend the term of the employment agreements of Messrs. Thompson, Pess and Valley. We are uncertain whether  we will  be  successful  in  extending  any or all of  such  employment agreements.

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

OUR  INTERNATIONAL  SALES HAVE  DECLINED  SIGNIFICANTLY  AND WE MAY BE UNABLE TO
SUCCESSFULLY ESTABLISH FOREIGN OPERATIONS.

            Our  international  sales for the three  months ended March 31, 2001 and the fiscal year ended December 31, 2000, were  approximately  35% and 17% of our total revenue, respectively. We have closed our office in the United Kingdom and intend to pursue a partner  distribution  model  rather than a direct  sales model.  We are unsure  whether this new approach  will enable us to increase our international  sales. We anticipate that expanded  international  sales, if any, will continue to be denominated in U.S. dollars. An increase in the value of the
U.S.  dollar  relative  to  foreign  currencies  could  make our  products  more expensive  and,  therefore,  potentially  less  competitive  in  those  markets.
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

PART II.    OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

            As described under "Management's  Discussion and Analysis or Plan of
Operation - Liquidity  and Capital  Resources,"  the Company  closed on the 2001
Private  Placement in February and April 2001. The sale of the securities in the
2001 Private  Placement was made pursuant to the exemption  contained in Section
4(2) of the Securities Act of 1933, as amended. EarlyBirdCapital,  Inc. acted as the placement agent of the 2001 Private Placement. For more information relating to the 2001 Private  Placement  (including  the exercise terms of the securities issued),  please  see "Note 5 - Notes to the  Condensed  Consolidated  Financial
Statements."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE SECURITY HOLDERS

            At a special  meeting  of  stockholders  of the  Company on March 2,
2001, the  stockholders  approved the issuance in a private  placement of Common
Stock and securities  exercisable for Common Stock representing more than 20% of the number of issued and  outstanding  shares of Common  Stock.  The vote was as follows:

                                                  Abstain and
          For           Against                 Broker Non-Votes

        5,427,361        49,370                        -0-

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

             (a) Exhibits

                 Statement of Computation of Net Loss Per Share (Exhibit 11.1)

             (b) Reports on Form 8-K

                 Reports on Form 8-K were filed on January 19, 2001 and
                 February 8, 2001, under Item 5. - Other Events.

                                   SIGNATURES

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
Registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned, thereunto duly authorized.

Dated:  May 11, 2001    QUERYOBJECT SYSTEMS CORPORATION

                        By:/s/ Daniel M. Pess
                        --------------------------------------------------------
                           Executive Vice President and Chief Financial  Officer
                           (Principal Financial Officer and Principal Accounting
                           Officer)

