Form 10QSB/A
period 2001-03-31
QUERYOBJECT SYSTEMS CORP
filed 2001-06-15
CIK 855743

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB/A

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

            During  April  2000,  the Company  began  significant  staffing  and
incurred  initial  product-related   expenses  and  general  and  administrative
expenses  with  respect  to IQO.  As of March  31,  2001,  IQO has 14  full-time equivalent employees. Total expenses of IQO for the three months ended March 31,
2001 and for the year ended  December  31, 2000 were  $959,495  and  $3,358,467, respectively.  IQO has developed and is  developing  applications  that capture, store,  manage,  distribute  and  analyze  data for CRM  (Customer  Relationship
Management).  IQO's product,  CustomerView,  generated  $167,400 and $204,100 of revenue for the three  months  ended March 31, 2001 and the year ended  December
31, 2000, respectively. To date Customer View is the Company's only product. IQO may also resell the Company's technology including database,  data streaming and data distribution technologies to Internet based businesses.

            In April 2001, the Company decided to reduce its operating  expenses in order to  conserve  cash.  As a result,  the  Company  reduced  its full time employees by 32% and eliminated other expenses, which should result in an annual savings of approximately  $2,300,000 per year. The other expenses referred to in the  preceding  sentence  consist of expenses  that would be reduced by the fact that there were fewer employees.

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
However, given our continued operating losses, we anticipate that, even with the proceeds from the 2001 Private  Placement,  our cash and cash equivalent balance will be insufficient to satisfy our cash flow requirements  through December 31,
2001. Accordingly,  we will need additional financing to continue operations. We cannot predict  whether we would be successful in raising  additional  funds. We
have  no  commitments,   agreements  or  understandings   regarding   additional
financings and we may be unable to obtain  additional  financing on satisfactory terms or at all.

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

WE ARE  DEPENDENT  ON SALES TO OUR  INTERNATIONAL  CUSTOMERS  AND OUR  CUSTOMERS
LOCATED  IN ITALY AND THE LOSS OF THESE  CUSTOMERS  COULD  ADVERSELY  AFFECT OUR
BUSINESS.

            For the three month period ended March 31, 2001,  our  international sales  accounted  for 35% of the total  revenue,  of which  sales to our Italian customers accounted for 27% of our total revenue. We have no long-term contracts with any of these  customers  and we are unsure if we will  realize  significant future  revenues from any of them.  The loss of any such  customer  would have a material adverse effect on our operating results and financial condition.

            In  January   2001,   we  shifted  our  strategy   with  respect  to
international sales to pursue a partner  distribution model rather than a direct sales model.  We are unsure whether this new approach will enable us to increase our  international  sales. We anticipate that expanded  international  sales, if any, will continue to be denominated in U.S.  dollars.  An increase in the value of the U.S. dollar relative to foreign  currencies  could make our products more expensive and,  therefore,  potentially  less  competitive in those markets.  In addition,  there are certain risks inherent in international business activities including:

            o   an  increase  in the value of U.S.  dollars  relative to foreign currencies
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

Dated: June 15, 2001    QUERYOBJECT SYSTEMS CORPORATION

                        By:/s/ Daniel M. Pess
                        --------------------------------------------------------
                           Executive Vice President and Chief Financial  Officer
                           (Principal Financial Officer and Principal Accounting
                           Officer)

