Form 10KSB/A
period 2000-12-31
QUERYOBJECT SYSTEMS CORP
filed 2001-07-19
CIK 855743

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

         The  Company  has revised its  computation  of net loss  applicable  to common  shareholders  and the  related  basic and diluted net loss per share for fiscal 2000, to $11,175,635 and $1.17,  respectively.  The revision reflects the cumulative  effect  of a  change  in an  accounting  principle  related  to  the beneficial  conversion feature on the Series C Preferred Stock,  issued in 1999, calculated in accordance  with the provisions of Emerging  Issues Task Force No.
00-27.

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

                                        QueryObject Systems Corporation

Dated: July 19, 2001                    By: /s/ Daniel Pess
                                            ---------------------------------
                                            Executive Vice President and
                                            Chief Financial Officer

QueryObject Systems Corporation
Consolidated Financial Statements
December 31, 2000 and 1999

                                      F-1

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the years ended

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

     As discussed in Note 1, the Company has amended the consolidated  financial statements  to  revise  the  computation  of the net loss  applicable  to common stockholders and related per share data for the year ended December 31, 2000.

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

PricewaterhouseCoopers LLP
Melville, New York
March 21, 2001 except for the fifth paragraph
of Note 1 which is as of July 19, 2001

QueryObject Systems Corporation

Consolidated Balance Sheet
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
                                                                                   ------------

The  accompanying  notes are an integral  part of these  consolidated  financial statements.
                                       F-3

QueryObject Systems Corporation

Consolidated Statement of Operations
--------------------------------------------------------------------------------

                                                                      Year Ended December 31,
                                                                      2000            1999

Revenues
     Software licenses .......................................   $  1,243,650    $  1,608,400
     Services and maintenance ................................        472,191         165,709
                                                                 ------------    ------------

             Total revenues ..................................      1,715,841       1,774,109

Cost of revenues
     Software licenses .......................................         50,252          93,637
     Services and maintenance ................................        146,027          92,488
                                                                 ------------    ------------

             Total cost of revenues ..........................        196,279         186,125
                                                                 ------------    ------------

Gross profit .................................................      1,519,562       1,587,984
                                                                 ------------    ------------

Operating expenses
     Sales and marketing .....................................      7,596,996       3,740,385
     Research and development ................................      2,751,038       2,282,910
     General and administrative ..............................      1,757,246       1,479,823
                                                                 ------------    ------------

             Total operating expenses ........................     12,105,280       7,503,118
                                                                 ------------    ------------

Loss from operations .........................................    (10,585,718)     (5,915,134)

Interest income ..............................................        361,847          45,315
Interest expense .............................................        (13,523)        (41,121)
Other expense, net ...........................................         (2,972)        (14,651)
                                                                 ------------    ------------

Net loss before cumulative effect of a change in an
accounting principle as to 2000...............................   $(10,240,366)   $ (5,925,591)
                                                                 ------------    ------------

Cumulative effect of a change in accounting principle-revised
as to  2000...................................................       (935,269)             --

Net loss applicable to common stockholders-revised
as to 2000....................................................    (11,175,635)     (5,925,591)

Basic and diluted net loss per common share before cumulative
effect of a change in accounting principle...................   $      (1.08)   $      (2.57)
                                                                 ------------    ------------

Cumulative effect of a change in accounting
principle-revised as to 2000.................................          (0.09)              --

Basis and diluted net loss per common share-revised
as to 2000....................................................          (1.17)          (2.57)

Weighted average shares used in per share computation (Note 1)      9,525,503       2,302,641
                                                                 ------------    ------------

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

         Basic and diluted net loss per share-Revised
         Basic net loss per share is computed  by  dividing  the net loss by the
         sum  of  the  weighted   average  number  of  shares  of  common  stock
         outstanding.  The  weighted  average  number of shares of common  stock outstanding  includes  the  number of  common  shares  issued  upon the
         conversion  of  Convertible   Preferred   Stock,  as  of  the  date  of
         conversion, and the number of common shares issued upon the exercise of options and warrants, as of the date of exercise.

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

         The  Company  has revised its  computation  of net loss  applicable  to common  shareholders  and the  related  basic and  diluted net loss per share for fiscal 2000,  to  $11,175,635  and $1.17,  respectively.  The revision  reflects the  cumulative  effect of a change in an accounting principle related to the beneficial  conversion feature on the Series C
         Preferred  Stock,  issued in 1999,  calculated in  accordance  with the provisions of Emerging Issues Task Force No. 00-27.

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

