Form 10QSB
period 2001-06-30
QUERYOBJECT SYSTEMS CORP
filed 2001-08-14
CIK 855743

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-QSB

/X/      QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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
                              --------------------

                                 (516) 228-8500
              (Registrant's telephone number, including area code)
                              --------------------

            Indicate  by check mark  whether  the  registrant  (1) has filed all reports  required to be filed by Section 13 or 15(d) of the Securities  Exchange
Act of 1934 during the preceding 12 months (or for such shorter  period that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes No

            As  of  August  1,  2001  there  were   21,972,768   shares  of  the
Registrant's common stock outstanding.

Transitional Small Business Disclosure Format.  Yes / /     No  / /

================================================================================

                         QUERYOBJECT SYSTEMS CORPORATION

                                   FORM 10-QSB

                                      INDEX

PART I.      FINANCIAL INFORMATION                                          PAGE
                                                                            ----

Item 1.      Financial Statements

             Condensed Consolidated Balance Sheet
             As of June 30, 2001 (unaudited).................................3

             Condensed Consolidated Statements of Operations
             For the three months and six months ended June 30, 2001
             and 2000 (unaudited)............................................4

             Condensed Consolidated Statements of Cash Flows

PART II.     OTHER INFORMATION

SIGNATURES                                                                  22

PART I.

FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                         QUERYOBJECT SYSTEMS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                               JUNE 30,
                                                                                2001
                                                                                ----
ASSETS
Current assets
          Cash and cash equivalents                                        $    330,884
          Accounts receivable, net of allowance for doubtful
                 accounts of $50,106                                            665,697
          Prepaid expenses and other current assets                             129,475
                                                                           ------------

                      TOTAL CURRENT ASSETS                                    1,126,056

Property and equipment, net                                                   1,291,134
Note receivable                                                                 150,000
Deposits and other assets                                                        99,256
                                                                           ------------

                      TOTAL ASSETS                                         $  2,666,446
                                                                           ------------

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
          Accounts payable                                                 $    328,677
          Accrued expenses                                                      493,163
          Deferred revenue                                                       76,516
          Deferred rent                                                          38,886
                                                                           ------------

                      TOTAL CURRENT LIABILITIES                                 937,242

Deferred rent                                                                   134,194
                                                                           ------------

                      TOTAL LIABILITIES                                       1,071,436
                                                                           ------------

Minority interest                                                             6,535,137
                                                                           ------------

Stockholders' deficit
          Preferred stock, $.001 par value: 4,000,000 shares authorized;
                 none issued and outstanding                                       --
          Common stock, $.003 par value: 60,000,000 shares
                 authorized; 21,972,768 shares issued and outstanding            65,918
          Additional paid-in-capital                                         51,779,521
          Accumulated deficit                                               (56,785,566)
                                                                           ------------

                      TOTAL STOCKHOLDERS' DEFICIT                            (4,940,127)
                                                                           ------------

                      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT          $  2,666,446
                                                                           ------------

     See accompanying Notes to Condensed Consolidated Financial Statements.

                         QUERYOBJECT SYSTEMS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                               THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                    2001             2000           2001             2000

Revenues
        Software licenses                     $    490,680    $    582,850    $    595,785    $    856,650
        Services and maintenance                   290,881         110,720         498,957         165,311
                                              ------------    ------------    ------------    ------------

                 TOTAL REVENUES                    781,561         693,570       1,094,742       1,021,961

Cost of revenues
        Software licenses                           19,627          23,820          23,831          34,772
        Services and maintenance                    60,453          19,358          96,750          39,784
                                              ------------    ------------    ------------    ------------

                 TOTAL COST OF REVENUES             80,080          43,178         120,581          74,556
                                              ------------    ------------    ------------    ------------

GROSS PROFIT                                       701,481         650,392         974,161         947,405
                                              ------------    ------------    ------------    ------------

Operating expenses
        Sales and marketing                      1,612,630       1,615,798       3,928,515       3,025,557
        Research and development                   651,385         695,495       1,465,426       1,222,384
        General and administrative                 392,393         526,098         731,249         936,985
                                              ------------    ------------    ------------    ------------

                 TOTAL OPERATING EXPENSES        2,656,408       2,837,391       6,125,190       5,184,926
                                              ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                            (1,954,927)     (2,186,999)     (5,151,029)     (4,237,521)

Interest income                                     10,349         119,105          42,421         184,490
Interest expense                                  (101,921)         (4,208)       (105,071)        (10,097)
Other (expense) income                              (2,562)            200           6,526          (3,666)
                                              ------------    ------------    ------------    ------------

NET LOSS                                      $ (2,049,061)   $ (2,071,902)   $ (5,207,153)   $ (4,066,794)
                                              ============    ============    ============    ============

Basic and diluted net loss per common share   $      (0.10)   $      (0.21)   $      (0.32)   $      (0.45)
                                              ------------    ------------    ------------    ------------

Weighted average shares used in per share
        computation (Note 2)                    20,711,962       9,811,407      16,154,352       9,062,390
                                              ============    ============    ============    ============

     See accompanying Notes to Condensed Consolidated Financial Statements.

                         QUERYOBJECT SYSTEMS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       SIX MONTHS ENDED JUNE 30,
                                                                                           2001         2000

Cash flows from operating activities
    Net loss                                                                          $(5,207,153)   $(4,066,794)
    Adjustments to reconcile net loss to net cash used in
       operating activities
         Depreciation and amortization                                                    365,574        223,894
         Interest expense related to beneficial conversion feature on notes payable       101,851           --
         Loss on disposal of equipment                                                       --            9,033
         Options issued for consulting services                                           293,669        289,625
         Changes in operating assets and liabilities
            Accounts receivable, net                                                     (219,809)       319,961
            Prepaid expenses and other current assets                                     (15,257)        11,100
            Deposits and other assets                                                      10,223        (58,397)
            Accounts payable and accrued expenses                                        (343,343)      (263,470)
            Deferred rent                                                                 (18,993)        (5,055)
            Deferred revenue                                                              (43,532)       (18,826)
                                                                                      -----------    -----------

            NET CASH USED IN OPERATING ACTIVITIES                                      (5,076,770)    (3,558,929)
                                                                                      -----------    -----------

Cash flows from investing activities
    Acquisitions of property and equipment                                               (282,375)      (314,228)
                                                                                      -----------    -----------

            NET CASH USED IN INVESTING ACTIVITIES                                        (282,375)      (314,228)
                                                                                      -----------    -----------

Cash flows from financing activities
    Proceeds from issuance of common stock, net                                         2,392,920           --
    Proceeds from issuance of IQO preferred stock, net                                       --        6,534,993
    Proceeds from exercise of common stock warrants                                          --        1,456,250
    Proceeds from exercise of common stock options                                           --           73,285
    Increase in note receivable                                                          (150,000)          --
    Payments of capital lease obligations                                                  (9,817)      (163,663)
                                                                                      -----------    -----------

            NET CASH PROVIDED BY FINANCING ACTIVITIES                                   2,233,103      7,900,865
                                                                                      -----------    -----------

Net (decrease) increase in cash and cash equivalents                                   (3,126,042)     4,027,708

Cash and cash equivalents at beginning of year                                          3,456,926      4,488,854
                                                                                      -----------    -----------

Cash and cash equivalents at end of period                                            $   330,884    $ 8,516,562
                                                                                      ===========    ===========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                         QUERYOBJECT SYSTEMS CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.          BASIS OF PRESENTATION

            The unaudited condensed  consolidated  financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of  management  are necessary to fairly state the Company's financial  position,  results  of  operations  and cash  flows  for the  periods presented.  These financial  statements  should be read in conjunction  with the
Company's audited financial  statements  included in the Company's Annual Report on Form 10-KSB, as amended,  for the year ended December 31, 2000, and have been prepared on the basis that the Company will continue as a going  concern,  which contemplates  the  realization of assets and the  satisfaction of liabilities in the normal course of business.  The results of operations  for the periods ended
June 30, 2001 are not  necessarily  indicative of the results to be expected for any subsequent  quarter, or for the entire fiscal year ending December 31, 2001, or for any future period.

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

            Diluted  earnings per share is based on the potential  dilution that would occur on exercise or conversion of securities  into common stock.  At June
30,  2001,  outstanding  options and warrants to purchase  30,066,798  shares of common  stock that could  potentially  dilute  basic  earnings  per share in the future  were not  included  in the  computation  of  diluted  net loss per share because  to do so  would  have  had  an  antidilutive  effect  for  the  periods presented.  In addition, the Convertible Preferred Stock outstanding during 2000 has  been  excluded  prior  to  its  conversion  to  common  stock,  due  to the antidilutive  effect.  As a result,  the basic and diluted per share amounts are identical for all periods presented.

3.          USE OF ESTIMATES

            The  preparation  of the financial  statements  in  conformity  with generally accepted  accounting  principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

4.          LIQUIDITY AND BUSINESS RISKS

            The Company has  incurred  operating  losses  since  inception,  has incurred  negative cash flows from  operating  activities and had an accumulated deficit  of  $56,785,566  as of June 30,  2001.  The  Company  has had a limited operating history as a software product and application services company and has not made significant sales of its products or services,  therefore, revenues are difficult  to  predict.  It is  anticipated  that  the  Company's  cash and cash equivalent  balance at June 30, 2001,  after giving effect to the loans received from  stockholders as described in Note 7 below, will only satisfy its cash flow requirements through August 31, 2001. As a result, the Company will seek to sell additional  equity  securities,  however,  there  can be no  assurance  that the
Company would be successful in raising sufficient  additional funds. The sale of additional equity securities will result in additional dilution to the Company's stockholders.

5.          PRIVATE PLACEMENT OF COMMON STOCK AND COMMON STOCK PURCHASE WARRANTS

            On February 7, 2001 the Company had the initial closing of a private placement  (the  "February  Private  Placement")  and received gross proceeds of
$1,230,000.  The  Company  sold  2,050,000  Units (the  "February  Units") at an initial  price of $.60 per Unit.  Each  February  Unit  consists of one share of common stock and two redeemable common stock purchase warrants exercisable until
February  7, 2006 at an initial  exercise  price of $.925 per share,  subject to adjustment.  The per unit purchase price was based on the average of the closing sales price of the Company's  common stock in the five day period ended two days prior to the initial closing ("Initial Price"). On the date of the final closing of the February  Private  Placement,  if the average  closing sales price of the
Company's  common stock in the five day period ended two days prior to the final closing (the "Final Closing  Price") is less than the Initial Price,  such lower amount will be used in determining  the purchase price of the February Units. In addition,  the  February  Units sold in the initial  closing will be repriced to reflect the lower  price.  The Company  received net proceeds of $743,814 in the initial closing,  after deducting expenses of the offering and the conversion of loans payable to  stockholders,  totaling  $250,000,  into February Units.  This adjustment  resulted in an additional  discount on the notes  payable  issued to stockholders,  and the conversion  ratio  represented a discount from the market value of the common stock at the date of issuance.  Accordingly, the discount is considered an incremental yield  ("beneficial  conversion  feature") to the note holders  representing  approximately  $102,000  and  was  recorded  as  interest expense.

            On April 13, 2001, the Company had the final closing of the February
Private  Placement and received gross proceeds of $1,905,000 and net proceeds of
$1,649,106  from the  sale of  7,055,556  February  Units at a price of $.27 per
Unit. As a result of the Final Closing Price being lower than the Initial Price, the Company issued 2,505,558  additional  February Units to the investors in the initial closing. In addition,  the exercise price of the redeemable common stock purchase warrants were reduced from $.925 to $.485 per share.

            The Company  granted the  placement  agent in the  February  Private
Placement an option to purchase  1,161,111  February Units and paid  commissions and a  non-accountable  expense  allowance  equal to 11% of the  gross  proceeds received by the Company.

            Pursuant to the provisions of the February  Private  Placement,  the
Company was  required  to have a  Registration  Statement  in effect by June 19,
2001, covering the common stock underlying the February Units (the "Registration
Statement").  Since the Registration  Statement was not declared effective until
July,  the Company was required to issue an  additional  1,161,111  common stock purchase  warrants at an exercise  price of $.485 per share to the  investors in the February Private Placement.

6.          BUSINESS SEGMENTS

            The Company  operates in two business  segments;  software sales and support and application services.  The following tables present revenues,  gross profit,  loss from operations and  depreciation  and  amortization for the three month periods ended June 30, 2001 and 2000.  Software sales and support includes software sales to third parties on a direct basis or through a business partner, and  includes  related  support  in  the  form  of  maintenance  agreements  and consulting.  Application  services  include design,  implementation  and hosting services  provided to third  parties,  in some cases  utilizing the  QueryObject technology.  The  accounting  policies of the business  segments are the same as those described in the summary of significant  accounting  policies  included in the Company's  Consolidated  Financial Statements contained in its Annual Report on Form 10-KSB, as amended, for the year ended December 31, 2000.

                                        THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                              2001           2000         2001           2000

Revenues
       Software sales and support       $   530,061    $   633,570    $   675,842    $   961,961
       Application services                 251,500         60,000        418,900         60,000
                                        -----------    -----------    -----------    -----------

                                        $   781,561    $   693,570    $ 1,094,742    $ 1,021,961
                                        -----------    -----------    -----------    -----------

Gross Profit
       Software sales and support       $   494,733    $   591,492    $   621,345    $   888,505
       Application services                 206,748         58,900        352,816         58,900
                                        -----------    -----------    -----------    -----------

                                        $   701,481    $   650,392    $   974,161    $   947,405
                                        -----------    -----------    -----------    -----------

Loss from operations
       Software sales and support       $(1,497,402)   $(1,418,082)   $(3,880,076)   $(3,239,816)
       Application services                (457,525)      (768,917)    (1,270,953)      (997,705)
                                        -----------    -----------    -----------    -----------

                                        $(1,954,927)   $(2,186,999)   $(5,151,029)   $(4,237,521)
                                        -----------    -----------    -----------    -----------

Included in loss from operations
       Depreciation and amortization
           Software sales and support   $   124,407    $   110,165    $   247,901    $   221,364
           Application services              59,182          2,236        117,673          2,530
                                        -----------    -----------    -----------    -----------

                                        $   183,589    $   112,401    $   365,574    $   223,894
                                        ===========    ===========    ===========    ===========

            International sales were 38% and 34% of total revenues for the three months ended June 30, 2001 and 2000,  respectively.  Sales within the country of
Italy were 38% and 32% of total  revenues  for the three  months  ended June 30,
2001 and 2000, respectively.

            International  sales were 37% and 27% of total  revenues for the six months ended June 30, 2001 and 2000,  respectively.  Sales within the country of
Italy were 35% and 22% of total  revenues for the six months ended June 30, 2001 and 2000, respectively.

7.          SUBSEQUENT EVENT

            On July 27, 2001, the Company borrowed $500,000 from stockholders of the Company evidenced by promissory notes (the "Notes"). The Notes bear interest at 10% per annum and are due on demand or upon the successful  consummation of a private placement. The Notes are secured by all assets of the Company.

8.          RECENT ACCOUNTING PRONOUNCEMENTS

            In July  2001,  the  Financial  Accounting  Standards  Board  issued
Statement  of  Financial   Accounting   Standards  ("SFAS")  No.  141  "Business
Combinations" and SFAS No. 142 "Goodwill and Other Intangible  Assets." SFAS No.
141 requires business combinations initiated after June 30, 2001 to be accounted for using the  purchase  method of  accounting,  and  broadens  the criteria for recording intangible assets separate from goodwill.  Recorded goodwill and other intangibles  will be  evaluated  against  this new  criteria  and may  result in certain  intangibles  being subsumed into goodwill,  or  alternatively,  amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill.  SFAS No. 142 requires the use of a  nonamortization  approach to account for purchased goodwill and certain intangibles.  Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations,  but instead would be reviewed for  impairment  and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain  intangibles is more than its fair value. The provisions of each statement  which apply to goodwill and intangible  assets acquired prior to June 30, 2001, will be adopted by the Company on January 1, 2002.

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
REPORT ON FORM 10-KSB, AS AMENDED, FOR THE YEAR ENDED DECEMBER 31, 2000.

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

            During  April  2000,  the Company  began  significant  staffing  and
incurred  initial  product-related   expenses  and  general  and  administrative
expenses  with  respect to IQO.  Total  expenses of IQO for the six months ended
June 30,  2001 and for the year ended  December  31,  2000 were  $1,689,853  and
$3,358,467,  respectively. IQO has developed and is developing applications that
capture,   store,  manage,   distribute  and  analyze  data  for  CRM  (Customer
Relationship Management).  IQO's product,  CustomerView,  generated $418,900 and
$204,100  of revenue  for the six months  ended June 30, 2001 and the year ended
December 31, 2000, respectively.

            During the second quarter of 2001, the Company decided to reduce its operating  expenses in order to conserve  cash.  The  reduction  in expenses was completed  by August 1, 2001.  As a result,  the  Company  reduced its full time employees by 48% and eliminated  significant  marketing and other expenses which the  Company  anticipates  will  result in an annual  savings  of  approximately
$3,500,000 per year.

            To  date,   the  Company  has  incurred   substantial   losses  from
operations, and at June 30, 2001, had an accumulated deficit of $56,785,566. The
Company expects to incur substantial operating expenses in the future to support its product development  efforts (including those of IQO),  establish and expand its domestic  and  international  sales and  marketing  capabilities,  including recruiting  additional  indirect  channel  partners,  and support and expand its technical and management personnel and organization.

            Revenues  from the sales of the  Company's  products  are  generally recognized upon the execution of a software licensing  agreement and shipment of the product,  provided that no  significant  vendor  obligations  remain and the resulting  receivable  is  deemed  collectible  by  management.  Allowances  for estimated  future  returns are  provided  for upon  shipment.  Service  revenues consist  primarily of application  services,  that includes  subscription  based monthly hosting charges,  performed for customers on a project or contract basis and are  recognized  ratably as the services  are provided  over the term of the respective  agreements.  Maintenance  revenues  consist of ongoing  support  and products  updates  and are  recognized  ratably  over the term of the  contract, generally 12 months.

RESULTS OF OPERATIONS

            The  following  table  sets  forth  certain  items in the  Company's condensed  consolidated  statements  of  operations  for the three and six month periods ended June 30, 2001 and 2000 ($ in thousands):

                                           THREE MONTHS ENDED      SIX MONTHS ENDED
                                                  JUNE 30,             JUNE 30,
                                             2001       2000       2001      2000

Revenues
       Software licenses                   $   491    $   583    $   596    $   857
       Services and maintenance                291        111        499        165
                                           -------    -------    -------    -------
                TOTAL REVENUES                 782        694      1,095      1,022
                                           -------    -------    -------    -------
Cost of revenues
       Software licenses                        20         24         24         35
       Services and maintenance                 60         20         97         40
                                           -------    -------    -------    -------
                TOTAL COST OF REVENUES          80         44        121         75
                                           -------    -------    -------    -------
GROSS PROFIT                                   702        650        974        947
                                           -------    -------    -------    -------

Operating expense
       Sales and marketing                   1,613      1,616      3,929      3,026
       Research and development                651        695      1,465      1,222
       General and administrative              392        526        731        937
                                           -------    -------    -------    -------
                TOTAL OPERATING EXPENSES     2,656      2,837      6,125      5,185
                                           -------    -------    -------    -------
LOSS FROM OPERATIONS                        (1,954)    (2,187)    (5,151)    (4,238)

Interest income                                 10        119         42        184
Interest expense                              (102)        (4)      (105)       (10)
Other (expense) income                          (3)      --            7         (3)
                                           -------    -------    -------    -------
NET LOSS                                   $(2,049)   $(2,072)   $(5,207)   $(4,067)
                                           =======    =======    =======    =======

REVENUES

            The Company has  recognized  revenue  for all periods  presented  in accordance with the American Institute of Certified Public Accountants Statement
of Position 97-2,  "Software Revenue  Recognition" as amended, and in compliance with SEC Staff Accounting Bulletin No. 101.

            Total  revenues  increased by $88,000,  or 13%, from $694,000 in the second  quarter of 2000 to $782,000 in the second quarter of 2001. For the first six months,  total revenues increased by $73,000,  or 7% from $1,022,000 in 2000 to  $1,095,000  in 2001.  License  revenues  decreased by $92,000,  or 16%, from
$583,000  in the second  quarter of 2000 to  $491,000  in the second  quarter of
2001. For the first six months,  license revenues  decreased by $261,000 or 30%, from $857,000 in 2000 to $596,000 in 2001. The Company  recorded license revenue from the sale of seven  licenses in the second  quarter of 2001  compared to the sale of eight  licenses  in the second  quarter of 2000.  The  Company  recorded license  revenue from the sale of nine licenses for the first six months of 2001 compared  to the sale of 11  licenses  for the  first six  months  of 2000.  The average revenue per license was lower during the 2001 periods  compared to 2000.
In January 2001,  the Company  changed its direct sales model for European sales to a partner  distribution  model.  The  Company  has closed its United  Kingdom office and currently has one distributor in Europe.

            Services and  maintenance  revenue  increased by $180,000,  or 162%, from $111,000 in the second quarter of 2000 to $291,000 in the second quarter of
2001. For the first six months,  services and maintenance  revenue  increased by
$334,000,  or 202%,  from $165,000 in 2000 to $499,000 in 2001.  These increases were primarily the result of IQO application service revenue in 2001,  comprised primarily of subscription  based monthly  charges to IQO customers.  Service and maintenance revenues are expected to increase as IQO expands its client base and as the Company sells additional licenses.

COST OF REVENUES

            Cost of software  license  revenues  consists  primarily  of royalty payments to third  parties,  product  packaging,  documentation  and  production costs.  Cost of software  license  revenues as a percentage of software  license revenues was 4.0% for the three and six month periods ended in 2001 and 2000.

            Cost of services  and  maintenance  revenues  consists  primarily of direct costs associated with application  services  provided by IQO and customer support  costs.  Cost of services and  maintenance  revenues as a percentage  of services and maintenance revenues were 21% and 19%, respectively,  for the three and six month  periods  ended June 30, 2001.  Cost of services  and  maintenance revenues as a percentage of services and maintenance  revenues were 17% and 24%, respectively,  for the three and six months  periods ended June 30, 2000.  These increases  resulted  primarily  from  higher  costs as a  percentage  of revenue associated with IQO application  service revenue compared to the fixed personnel costs related to providing maintenance and related customer support.

OPERATING EXPENSES

            SALES AND MARKETING.  Sales and marketing expenses consist primarily of personnel costs, including sales commissions and incentives, of all personnel involved  in the sales and  marketing  process,  and related  recruiting  costs, public  relations,  advertising  related  costs,  collateral  material and trade shows.  Sales and marketing expenses decreased by $3,000, or 0%, from $1,616,000 in the second  quarter  of 2000 to  $1,613,000  in the  second  quarter of 2001, primarily due to the net effect of increased personnel related costs,  including marketing  and  sales  costs  of IQO,  reduced  by a  general  decrease  in both marketing,  recruiting and consulting expenses of the Company. For the first six months,  sales and  marketing  expenses  increased  by  $903,000,  or 30%,  from
$3,026,000 in 2000 to $3,929,000 in 2001,  primarily due to increased  personnel related  costs  including  marketing  and sales costs of IQO.  During the second quarter of 2001,  the Company  implemented  cost  reductions  that will decrease marketing and sales expenses for the immediate future.

            RESEARCH AND DEVELOPMENT.  Research and development expenses consist primarily of salaries and other personnel  related  expenses,  recruiting  costs
associated  with  the  hiring  of  software   engineers  and  quality  assurance
personnel,  consultant costs and depreciation of development equipment. Research and  development  expenses  decreased  by $44,000,  or 6%, from  $695,000 in the second quarter of 2000 to $651,000 in the second quarter of 2001,  primarily due to decreased personnel related costs including research and development costs of
IQO. For the first six months,  research and development  expenses  increased by
$243,000,  or 20%, from $1,222,000 in 2000 to $1,465,000 in 2001,  primarily due to increased  personnel related costs of IQO. The Company believes a significant level of investment for product  research and  development is required to remain competitive and, accordingly, the Company anticipates it will continue to devote substantial  resources to product  research and development  (including those of
IQO) and that  these  costs may  increase  in  absolute  dollars.  To date,  all research and development costs have been expensed as incurred.

            GENERAL  AND  ADMINISTRATIVE.  General and  administrative  expenses consist primarily of personnel costs for finance and accounting, human resources and general management, as well as insurance and professional expenses.  General and administrative  expenses decreased by $134,000, or 25%, from $526,000 in the second quarter of 2000 to $392,000 in the second quarter of 2001,  primarily due to a reduction in professional  expenses and bad debt expense. For the first six months, general and administrative  expenses decreased by $206,000, or 22%, from
$937,000  in  2000  to  $731,000  in  2001,  primarily  due  to a  reduction  in professional expenses and bad debt expense. The Company believes its general and administrative  expenses  (including  those of IQO)  may  increase  in  absolute dollars.

INTEREST INCOME AND INTEREST EXPENSE

            Interest income  represents  income earned on the Company's cash and cash  equivalents.  Interest income decreased by $109,000,  from $119,000 in the second  quarter of 2000 to $10,000 in the second  quarter of 2001. For the first six months,  interest  income  decreased  by $142,000  from  $184,000 in 2000 to
$42,000 in 2001. These decreases were primarily due to a lower level of cash and cash equivalents on deposit during 2001.

            Interest  expense during 2001  represents the beneficial  conversion feature  on notes  payable  issued  during  2000 that were  converted  to equity securities during 2001.  During 2000,  interest expense  represents  interest on capital equipment leases.  Interest expense increased by $98,000, from $4,000 in the second  quarter of 2000 to $102,000 in the second  quarter of 2001.  For the first six months,  interest expense increased by $95,000 from $10,000 in 2000 to
$105,000 in 2001.  These increases were primarily due to the conversion  feature that  represented  incremental  yield  to the  note  holders  in the  amount  of approximately  $102,000. As of June 30, 2001, all capital lease obligations have been repaid.

PROVISION FOR INCOME TAXES

            The Company  accounts for income taxes in accordance  with Statement of Financial  Accounting  Standards No. 109,  "Accounting for Income Taxes." The
Company incurred net operating losses in 2000 and 1999 and consequently  paid no federal or state  income  taxes.  At  December  31,  2000,  the  Company had net operating  losses and  research and  experimental  tax credit  carryforwards  of approximately $45,332,000 and $360,000, respectively, available to offset future federal taxable income and tax. These net operating loss carryforwards expire at various dates through 2020.  Although the  determination of whether an ownership change has occurred is subject to factual and legal  uncertainties,  the Company believes  that an ownership  change  occurred  upon the  completion  of previous financings  and such  "ownership  change" will  materially  limit the  Company's ability to utilize its NOL carryforward. Moreover, while such loss carryforwards are available to offset future  taxable  income of the Company,  the Company may not generate  sufficient  taxable  income so as to utilize all or a  substantial portion of such loss carryforwards  prior to their expiration,  and accordingly, the Company has provided a full valuation allowance against its net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

            Since  January  1,  2000,  the  Company  has   consummated   several
financings to fund operations as follows:

            (a) In February and April, 2001,  respectively,  the Company had the initial closing and the final closing (the  "Closings") of the February  Private
Placement.  The Company received net proceeds totaling approximately  $2,393,000 in the Closings,  after deducting expenses of the offering and the conversion of loans payable to stockholders into February Units. The Company issued a total of
11,611,111 shares of Common Stock and Warrants to purchase a total of 24,383,333 shares  of  Common  Stock.  See Note 5 of the  Notes to  Condensed  Consolidated
Financial Statements.

            (b) In April 2000,  IQO received  $6,534,993  in net proceeds from a private  placement  of  Series A  Preferred  Stock  and  Common  Stock  Purchase
Warrants.

            In January  2000,  the  exercise of the  outstanding  Warrants  from private  placements of  securities  during 1998 and 1999 resulted in proceeds to the Company of $1,456,250.

            As of June 30,  2001,  the  Company  had  $330,884  in cash and cash equivalents and working capital of $188,814.  The Company has incurred operating losses  since  inception,  has  incurred  negative  cash  flows  from  operating activities  and had an  accumulated  deficit of

$56,785,566 as of June 30, 2001. The Company has had a limited operating history as a  software  product  and  application  services  company  and has  not  made
significant   sales  of  its   products.   Therefore,   revenues  and  operating
profitability  are difficult to predict.  It is  anticipated  that the Company's cash and cash  equivalent  balance at June 30,  2001 will only  satisfy its cash flow  requirements  through August 31, 2001. The Company has received loans from stockholders  so that it can continue its  operations.  The Company will seek to sell additional equity securities. The sale of additional equity securities will result in additional dilution to the Company's  stockholders.  See "Risk Factors
That May Affect  Future  Results -- We will need  further  financing to continue operations."

            Net cash used in operating  activities was $5,077,000 and $3,559,000 in 2001 and 2000, respectively.  For 2001, net cash used in operating activities was  primarily  attributable  to a net loss of  $5,207,000,  plus an increase in accounts  receivable of $220,000 and a decrease in accounts  payable and accrued expenses of $343,000,  reduced by depreciation  and amortization of $366,000 and options issued for consulting  services of $294,000.  For 2000, net cash used in operating  activities  was  primarily  attributable  to a net loss of $4,067,000 reduced by a decrease in accounts  receivable of $320,000 and  depreciation  and amortization of $224,000 and options issued for consulting services of $290,000.
This was offset, in part, by a decrease in accounts payable and accrued expenses of  $263,000.  Net cash  provided by financing  activities  was  $2,233,000  and
$7,901,000  in 2001 and 2000,  respectively.  For  2001,  net cash  provided  by financing activities was primarily the result of the February Private Placement.
For 2000, net cash provided by financing  activities was primarily the result of the sale of IQO  preferred  stock  and the  exercise  of common  stock  purchase warrants. Net cash used in investing activities was primarily the acquisition of property and equipment for both 2001 and 2000.

            The  Company  does  not  currently  have a  line  of  credit  with a commercial  bank.  As of June 30,  2001,  the  Company's  principal  commitments consisted of  obligations  under  operating  leases and  employment  agreements.
Pursuant to employment  agreements with executive  officers of the Company as of
June 30, 2001, the Company's  remaining  obligation is to pay $287,500 and $0 in salaries for the years ended December 31, 2001 and 2002, respectively.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

            THE COMPANY OPERATES IN A RAPIDLY CHANGING ENVIRONMENT THAT INVOLVES
A NUMBER OF RISKS, SOME OF WHICH ARE BEYOND THE COMPANY'S CONTROL. THE FOLLOWING
DISCUSSION HIGHLIGHTS THE MOST MATERIAL OF THE RISKS.

WE WILL NEED FURTHER FINANCING TO CONTINUE OUR OPERATIONS.

            We have had a limited  operating  history as a software  product and application  services  company,  have not made significant sales of our products and services and our revenues are difficult to predict.  Our total  revenues for the six months  ended June 30,  2001 and the year ended  December  31, 2000 were
$1,094,742 and $1,715,841, respectively. In February and April 2001, we received net proceeds of approximately $2,393,000 from the February Private Placement and in July 2001, we received loan  proceeds of $500,000  from  stockholders  of the
Company.  However,  given  our  continued  operating  losses,  our cash and cash equivalent  balance will be insufficient  to satisfy our cash flow  requirements past August 31, 2001. Accordingly, we will need additional financing to continue operations.  We  cannot  predict  whether  we would  be

successful in raising sufficient  additional funds. We have no firm commitments, agreements  or  understandings  regarding  additional  financings  and we may be unable to obtain additional financing on satisfactory terms or at all.

WE HAVE HAD A HISTORY OF OPERATING LOSSES AND PROJECT FUTURE LOSSES; THEREFORE
WE HAVE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

            At June 30, 2001, our accumulated  deficit was $56,785,566.  For the six months ended June 30, 2001 and the year ended December 31, 2000, we incurred net losses of $5,207,153 and $10,240,366,  respectively.  We have incurred a net loss in each year of our existence,  and have financed our operations  primarily through sales of equity and debt securities. Our expense levels are high and our revenues are difficult to predict.  The independent  accountants'  report on our financial  statements  for the year ended  December  31,  2000  states  that our
recurring   losses  from  operations  and  negative  cash  flow  from  operating activities  raise  substantial  doubt  about our  ability to continue as a going concern.

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
           o    our ability to control costs

OUR  REVENUES  DEPEND  ON  SALES  OF  QUERYOBJECT   SYSTEM  AND  THE  SUCCESSFUL
DEVELOPMENT OF THE IQO APPLICATION  SERVICE  OFFERING.  WE ARE UNCERTAIN WHETHER
THERE WILL BE BROAD MARKET ACCEPTANCE OF THESE PRODUCTS.

            Substantially  all of our  revenue  for the  foreseeable  future  is expected to be derived from sales of QUERYOBJECT SYSTEM and from our subsidiary,
IQO.  Through June 30, 2001,  we had software  product  revenue from the sale of
only  55  QUERYOBJECT  SYSTEMS,   including  those  sold  pursuant  to  reseller
agreements  for the resellers' own use. Our future  financial  performance  will depend upon customer acceptance of the QUERYOBJECT SYSTEM and the development of new and enhanced versions of the product, such as the IQO service offering, that meet an expanding  range of customer  requirements.  If we fail to achieve broad market acceptance of QUERYOBJECT SYSTEM or fail to successfully  develop the IQO or other service offerings and achieve broad market  acceptance,  we will not be able to continue operating.

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

WE ARE  DEPENDENT  ON A FEW  SIGNIFICANT  CUSTOMERS  AND THE  LOSS  OF A  SINGLE
CUSTOMER COULD ADVERSELY AFFECT OUR BUSINESS.

            For the six  months  ended June 30,  2001 and the fiscal  year ended
December 31, 2000, three customers and five customers  accounted for 87% and 73%
of our total revenues,  respectively. We have no long-term contracts with any of these customers and we are unsure if we will realize significant future revenues from any of them. We also expect for the foreseeable  future a relatively  small number of customers  and  value-added  resellers  will account for a significant percentage of our revenues.  The loss of any such customer would have a material adverse effect on our operating results and financial condition.

WE ARE DEPENDENT ON A FEW KEY PERSONNEL AND WE NEED TO ATTRACT AND RETAIN HIGHLY
QUALIFIED TECHNICAL, SALES, MARKETING, DEVELOPMENT AND MANAGEMENT PERSONNEL.

            Our  future  performance   depends  in  significant  part  upon  the
continued service of key technical,  sales and senior management personnel.  The loss of the services of one or more of our key employees, in particular,  Robert
Thompson, our Chief Executive Officer,  Joseph M. Valley, Jr., our President and
Chief Operating Officer, and Daniel M. Pess, our Chief Financial Officer,  could have a material adverse effect on our business,  operating results and financial condition.  We have  employment  agreements  with Mr. Thompson and Mr. Pess that expire in December 2001 and an employment agreement with Mr. Valley that expires
October 2001. We are currently  negotiating to extend the term of the employment agreements of Messrs.  Thompson,  Pess and Valley.  We are uncertain  whether we will be successful in extending any or all of such employment agreements.

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

OUR  INTERNATIONAL  SALES HAVE  DECLINED  SIGNIFICANTLY  AND WE MAY BE UNABLE TO
SUCCESSFULLY ESTABLISH FOREIGN OPERATIONS.

            Our  international  sales for the six months ended June 30, 2001 and the fiscal year ended December 31, 2000, were  approximately  37% and 17% of our total revenue,  respectively.  We have no long-term  contracts with any of these customers and we are unsure if we will realize  significant future revenues from any of them.  We have  closed  our office in the  United  Kingdom  and intend to pursue a partner  distribution  model rather than a direct  sales model.  We are unsure  whether this new approach  will enable us to increase our  international sales. We anticipate that expanded international sales, if any, will continue to be  denominated  in U.S.  dollars.  An increase in the value of the U.S.  dollar relative to foreign  currencies  could make our  products  more  expensive  and, therefore,  potentially  less  competitive  in those markets.  Additional  risks inherent in our future international business activities generally include:

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

PART II.    OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

            As  described  in  Note 5 of the  Notes  to  Condensed  Consolidated
Financial  Statements included elsewhere herein, the Company has consummated the
February Private  Placement.  The sale of the securities in the February Private
Placement was made in reliance on the exemption contained in Section 4(2) of the
Securities  Act of  1933,  as  amended.  EarlyBird  Capital  Inc.  acted  as the placement agent of the February Private Placement. For more information relating to the February Private Placement  (including the exercise terms of the warrants and placement option issued in the Private  Placement),  see Note 5 of the Notes to Condensed Consolidated Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            At the annual  meeting  of  stockholders  of the  Company on July 6,
2001,  the  stockholders  (i) elected seven members of the Board of Directors to serve until the next annual  meeting,  (ii) approved the issuance in an exchange offer of  shares of Common  Stock in  excess of 20% of the  outstanding  shares,
(iii)  approved an amendment to the 2000 Stock  Option  Plan,  (iv)  approved an
amendment  to  the  Company's   Certificate  of  Incorporation  to  increase  to
100,000,000 the number of authorized  shares of Common Stock,  and, (v) ratified the  appointment  of  PricewaterhouseCoopers  LLP as the  Company's  independent public accountants for the year ending December 31, 2001.

            (i)  The  vote  to elect  seven members of the Board of Directors to serve until the next annual meeting was as follows:

                 Nominee                     For                     Withheld
                 -------                     ---                     --------

                 Robert A. Thompson          15,267,756              17,223
                 Joseph M. Valley, Jr.       15,267,756              17,223
                 Daniel M. Pess              15,267,756              17,223
                 Rino Bergonzi               15,267,756              17,223
                 Alan W. Kaufman             15,267,756              17,223
                 Amy L. Newmark              15,267,756              17,223
                 Andre Szykier               15,267,756              17,223

           (ii)  The vote to approve the issuance in an exchange offer of shares of Common Stock was as follows:

                                                                Abstain and
                 For                         Against            Broker Non-Votes
                 ---                         -------            ----------------

                 11,748,908                  118,654            10,979

          (iii)  The vote to approve the amendment to the 2000 Stock Option Plan was as follows:

                                                                Abstain and
                 For                         Against            Broker Non-Votes
                 ---                         -------            ----------------

                 11,711,062                  155,379            12,100

           (iv)  The vote to amend the Company's Certificate of Incorporation to increase  to  100,000,000  the number of  authorized  shares of
                 Common Stock was as follows:

                                                                Abstain and
                 For                         Against            Broker Non-Votes
                 ---                         -------            ----------------

                 11,769,770                  99,773             8,998

           (v)   The    vote    for     ratifying     the     appointment     of
                 PricewaterhouseCoopers  LLP as the Company's independent public accountants  for the  year  ending  December  31,  2001  was as follows:

                                                                Abstain and
                 For                         Against            Broker Non-Votes
                 ---                         -------            ----------------

                 15,284,511                  9,922              6,433

ITEM 5.  OTHER INFORMATION

            Pursuant  to  recent   amendments  to  the  proxy  rules  under  the
Securities  Exchange Act of 1934,  as amended,  the Company's  stockholders  are notified  that the  deadline  for  providing  the Company  timely  notice of any stockholder  proposal  to be  submitted  outside of the Rule 14a-8  process  for consideration at the Company's 2002 Annual Meeting of Stockholders  (the "Annual
Meeting")  will be March 18, 2002. As to all such matters which the Company does not have notice on or prior to March 18, 2002, discretionary authorization shall be granted to the designated  persons in the Company's  proxy  statement for the
Annual Meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              Statement of Computation of Net Loss Per Share (Exhibit 11.1)

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed  during the  quarter  ended June
              30, 2001.

                                   SIGNATURES

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
Registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned, thereunto duly authorized.

Dated:  August 10, 2001             QUERYOBJECT SYSTEMS CORPORATION

                               By:  /s/ Daniel M. Pess
                                    --------------------------------------------
                                    Executive Vice President and Chief Financial
                                    Officer (Principal  Financial Officer and
                                    Principal Accounting Officer)

