Form 10-Q
period 2001-09-30
QUERYOBJECT SYSTEMS CORP
filed 2001-11-14
CIK 855743

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

/X/         QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

            As  of  November  1,  2001  there  were  26,417,213  shares  of  the
Registrant's common stock outstanding.

Transitional Small Business Disclosure Format.  Yes / /     No /X/

================================================================================

                         QUERYOBJECT SYSTEMS CORPORATION

                                   FORM 10-QSB

                                      INDEX

PART I.      FINANCIAL INFORMATION                                          PAGE
                                                                            ----

Item 1.      Financial Statements

             Condensed Consolidated Balance Sheet
             As of September 30, 2001 (unaudited).............................3

             Condensed  Consolidated  Statements  of  Operations  For the
             three months and nine months ended September 30, 2001
             and 2000 (unaudited).............................................4

             Condensed Consolidated Statements of Cash Flows
             For the nine months ended September 30, 2001 and

PART II.     OTHER INFORMATION

PART I.      FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                         QUERYOBJECT SYSTEMS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                            SEPTEMBER 30,
                                                                                2001
ASSETS
Current assets
          Cash and cash equivalents                                        $    221,235
          Accounts receivable, net of allowance for doubtful
                 accounts of $48,939                                            650,195
          Prepaid expenses and other current assets                             167,498
                                                                           ------------

                      TOTAL CURRENT ASSETS                                    1,038,928

Property and equipment, net                                                   1,140,756
Note receivable                                                                 150,000
Deposits and other assets                                                        91,841
                                                                           ------------

                      TOTAL ASSETS                                         $  2,421,525
                                                                           ------------

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
          Accounts payable                                                 $    444,495
          Accrued expenses                                                      322,938
          Deferred revenue                                                       78,835
          Deferred rent                                                          39,153
                                                                           ------------

                      TOTAL CURRENT LIABILITIES                                 885,421

Deferred rent                                                                   124,430
                                                                           ------------

                      TOTAL LIABILITIES                                       1,009,851
                                                                           ------------

Minority interest                                                             6,535,137
                                                                           ------------

Stockholders' deficit
          Preferred stock, $.001 par value: 4,000,000 shares authorized;
                 none issued and outstanding                                       --
          Common stock, $.003 par value: 100,000,000 shares
                 authorized; 26,417,213 shares issued and outstanding            79,252
          Additional paid-in-capital                                         52,975,726
          Accumulated deficit                                               (58,178,441)
                                                                           ------------

                      TOTAL STOCKHOLDERS' DEFICIT                            (5,123,463)
                                                                           ------------

                      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT          $  2,421,525
                                                                           ------------

     See accompanying Notes to Condensed Consolidated Financial Statements.

                         QUERYOBJECT SYSTEMS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     Three Months Ended           Nine Months Ended
                                                        September 30,                 September 30,
                                                    2001            2000           2001           2000

Revenues
        Software licenses                     $    317,854    $    222,000    $    913,639    $  1,078,650
        Services and maintenance                   202,403         154,711         701,360         320,022
                                              ------------    ------------    ------------    ------------
                 TOTAL REVENUES                    520,257         376,711       1,614,999       1,398,672

Cost of revenues
        Software licenses                           12,715           8,880          36,546          43,652
        Services and maintenance                    41,008          70,556         137,757         110,340
                                              ------------    ------------    ------------    ------------
                 TOTAL COST OF REVENUES             53,723          79,436         174,303         153,992
                                              ------------    ------------    ------------    ------------
GROSS PROFIT                                       466,534         297,275       1,440,696       1,244,680
                                              ------------    ------------    ------------    ------------
Operating expenses
        Sales and marketing                        994,653       2,020,391       4,923,168       5,045,948
        Research and development                   531,228         693,640       1,996,654       1,916,024
        General and administrative                 324,643         380,465       1,055,892       1,317,450
                                              ------------    ------------    ------------    ------------
                 TOTAL OPERATING EXPENSES        1,850,524       3,094,496       7,975,714       8,279,422
                                              ------------    ------------    ------------    ------------
LOSS FROM OPERATIONS                            (1,383,990)     (2,797,221)     (6,535,018)     (7,034,742)

Interest income                                      2,011         110,658          44,432         295,148
Interest expense                                    (2,740)         (1,293)       (107,811)        (11,390)
Other (expense) income                              (8,157)          1,286          (1,631)         (2,380)
                                              ------------    ------------    ------------    ------------
NET LOSS                                      $ (1,392,876)   $ (2,686,570)   $ (6,600,028)   $ (6,753,364)
                                              ============    ============    ============    ============

Basic and diluted net loss per common share   $      (0.06)   $      (0.27)   $      (0.28)   $      (0.72)
                                              ------------    ------------    ------------    ------------
Weighted average shares used in per share
        computation (Note 2)                    24,298,164       9,844,960      23,161,105       9,325,154
                                              ============    ============    ============    ===========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                         QUERYOBJECT SYSTEMS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                         2001            2000

Cash flows from operating activities
    Net loss                                                                          $(6,600,028)   $(6,753,364)
    Adjustments to reconcile net loss to net cash used in
       operating activities
         Depreciation and amortization                                                    523,215        341,367
         Interest expense related to beneficial conversion feature on notes payable       101,851           --
         Loss on disposal of equipment                                                       --            9,033
         Options issued for consulting services                                           338,981        436,551
         Changes in operating assets and liabilities
            Accounts receivable, net                                                     (204,307)       480,765
            Prepaid expenses and other current assets                                     (53,279)      (191,808)
            Deposits and other assets                                                      17,637        (47,567)
            Accounts payable and accrued expenses                                        (397,749)      (212,607)
            Deferred rent                                                                 (28,490)         3,358
            Deferred revenue                                                              (41,214)       (21,588)
                                                                                       ----------     -----------
            Net cash used in operating activities                                      (6,343,383)    (5,955,860)
                                                                                       ----------     -----------
Cash flows from investing activities
    Acquisitions of property and equipment                                               (289,637)      (736,017)
                                                                                       ----------     -----------
            Net cash used in investing activities                                        (289,637)      (736,017)
                                                                                       ----------     -----------
Cash flows from financing activities
    Proceeds from issuance of common stock, net                                         3,557,146           --
    Proceeds from issuance of IQO preferred stock, net                                       --        6,534,993
    Proceeds from exercise of common stock warrants                                          --        1,456,250
    Proceeds from exercise of common stock options                                           --          102,618
    Increase in note receivable                                                          (150,000)          --
    Payments of capital lease obligations                                                  (9,817)      (146,034)
                                                                                       ----------     -----------
            Net cash provided by financing activities                                   3,397,329      7,947,827
                                                                                       ----------     -----------
Net (decrease) increase in cash and cash equivalents                                   (3,235,691)     1,255,950

Cash and cash equivalents at beginning of year                                          3,456,926      4,488,854
                                                                                       ----------     -----------
Cash and cash equivalents at end of period                                            $   221,235    $ 5,744,804
                                                                                       ----------     -----------

     See accompanying Notes to Condensed Consolidated Financial Statements.

                         QUERYOBJECT SYSTEMS CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.          BASIS OF PRESENTATION

            The unaudited condensed  consolidated  financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of  management  are necessary to fairly state the Company's financial  position,  results  of  operations  and cash  flows  for the  periods presented.  These financial  statements  should be read in conjunction  with the
Company's audited financial  statements  included in the Company's Annual Report on Form 10-KSB, as amended,  for the year ended December 31, 2000, and have been prepared on the basis that the Company will continue as a going  concern,  which contemplates  the  realization of assets and the  satisfaction of liabilities in the normal course of business.  The results of operations  for the periods ended
September 30, 2001 are not necessarily  indicative of the results to be expected for any subsequent  quarter,  or for the entire fiscal year ending  December 31,
2001, or for any future period.

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

            Diluted  earnings per share is based on the potential  dilution that would  occur on exercise or  conversion  of  securities  into common  stock.  At
September  30, 2001,  outstanding  options and  warrants to purchase  38,906,631 shares of common stock that could potentially dilute basic earnings per share in the future were not  included in the  computation  of diluted net loss per share because  to do so  would  have  had  an  antidilutive  effect  for  the  periods presented.  In addition, the Convertible Preferred Stock outstanding during 2000 has  been  excluded  prior  to  its  conversion  to  common  stock,  due  to the antidilutive  effect.  As a result,  the basic and diluted per share amounts are identical for all periods presented.

3.          USE OF ESTIMATES

            The  preparation  of the financial  statements  in  conformity  with generally accepted  accounting  principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

4.          LIQUIDITY AND BUSINESS RISKS

            The Company has  experienced  a drop-off in sales  activities  since early  September  2001 and has not been  successful  in raising  the  additional capital necessary to continue  operating in the current economic  climate.  As a result, in October 2001, the Company laid off significantly all of its employees and is  exploring a number of options  including  the sale of all or part of its assets. The Company has incurred operating losses since inception,  has incurred negative cash flows from operating  activities and had an accumulated deficit of
$58,178,441  as of September 30, 2001.  The Company has had a limited  operating history as a software product and application  services company and has not made significant sales of its products or services.

5.          PRIVATE PLACEMENT OF COMMON STOCK AND COMMON STOCK PURCHASE WARRANTS

            On August 15, 2001, the Company had a closing of a private placement
(the "August Private Placement") and received gross proceeds of $1,200,000.  The
Company repaid out of the gross proceeds $500,000 to stockholders of the Company in satisfaction of promissory  notes  outstanding that were issued in July 2001.
The Company sold  4,444,445  Units (the  "August  Units") at a price of $.27 per
Unit.  Each August Unit consists of one share of common stock and two redeemable common stock purchase warrants  exercisable until August 15, 2006 at an exercise price of $.395 per share.  The per unit purchase  price was based on the average of the closing sales price of the Company's  common stock in the five day period ended two days prior to the closing.

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

            Pursuant to the provisions of the February  Private  Placement,  the
Company was  required  to have a  Registration  Statement  in effect by June 19,
2001, covering the common stock underlying the February Units (the "Registration
Statement").  Since the Registration  Statement was not declared effective until
July 2001,  the Company was  required to issue an  additional  1,161,111  common stock purchase warrants at an exercise price of $.485 per share to the investors in the February Private Placement.

6.          BUSINESS SEGMENTS

            The Company  operates in two business  segments;  software sales and support and application services.  The following tables present revenues,  gross profit, loss from operations and depreciation and amortization for the three and nine month periods ended September 30, 2001 and 2000. Software sales and support includes software sales to third parties on a direct basis or through a business partner, and includes related support in the form of maintenance  agreements and consulting.  Application  services  include design,  implementation  and hosting services  provided to third  parties,  in some cases  utilizing the  QueryObject technology.  The  accounting  policies of the business  segments are the same as those described in the summary of significant  accounting  policies  included in the Company's  Consolidated  Financial Statements contained in its Annual Report on Form 10-KSB, as amended, for the year ended December 31, 2000.

                                            Three Months Ended             Nine Months Ended
                                                September 30,                September 30,
                                             2001          2000           2001          2000

Revenues
       Software sales and support       $   358,757    $   268,011    $ 1,034,599    $ 1,229,972
       Application services                 161,500        108,700        580,400        168,700
                                        -----------    -----------    -----------    -----------

                                        $   520,257    $   376,711    $ 1,614,999    $ 1,398,672
                                        -----------    -----------    -----------    -----------

Gross Profit
       Software sales and support       $   317,828    $   229,167    $   939,174    $ 1,117,672
       Application services                 148,706         68,108        501,522        127,008
                                        -----------    -----------    -----------    -----------

                                        $   466,534    $   297,275    $ 1,440,696    $ 1,244,680
                                        -----------    -----------    -----------    -----------

Loss from operations
       Software sales and support       $  (962,669)   $(1,950,500)   $(4,842,744)   $(5,190,316)
       Application services                (421,321)      (846,721)    (1,692,274)    (1,844,426)
                                        -----------    -----------    -----------    -----------

                                        $(1,383,990)   $(2,797,221)   $(6,535,018)   $(7,034,742)
                                        -----------    -----------    -----------    -----------

Included in loss from operations
       Depreciation and amortization
           Software sales and support   $    98,069    $   116,008    $   345,970    $   337,372
           Application services              59,572          1,465        177,245          3,995
                                        -----------    -----------    -----------    -----------

                                        $   157,641    $   117,473    $   523,215    $   341,367
                                        -----------    -----------    -----------    -----------

            International  sales were 20% and 0% of total revenues for the three months ended September 30, 2001 and 2000, respectively. Sales within the country of Italy were 20% and 0% of total revenues for the three months ended  September
30, 2001 and 2000, respectively.

            International  sales were 45% and 21% of total revenues for the nine months ended September 30, 2001 and 2000, respectively. Sales within the country of Italy were 43% and 16% of total revenues for the nine months ended  September
30, 2001 and 2000, respectively.

7.          RECENT ACCOUNTING PRONOUNCEMENTS

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
REPORT ON FORM 10-KSB, AS AMENDED, FOR THE YEAR ENDED DECEMBER 31, 2000.

             THE  DISCUSSION  AND ANALYSIS  BELOW SHOULD BE READ IN  CONJUNCTION
WITH THE  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS  OF THE COMPANY AND THE
NOTES THERETO, INCLUDED ELSEWHERE HEREIN.

OVERVIEW

            The Company has  experienced  a drop-off in sales  activities  since early  September  2001 and has not been  successful  in raising  the  additional capital necessary to continue  operating in the current economic  climate.  As a result, in October 2001, the Company laid off significantly all of its employees and is  exploring a number of options  including  the sale of all or part of its assets.

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

RESULTS OF OPERATIONS

            The  following  table  sets  forth  certain  items in the  Company's condensed  consolidated  statements of  operations  for the three and nine month periods ended September 30, 2001 and 2000 ($ in thousands):

                                           Three Months Ended    Nine Months Ended
                                              September 30,        September 30,
                                              2001      2000      2001         2000

Revenues
       Software licenses                   $   318    $   222    $   914    $ 1,079
       Services and maintenance                202        155        701        320
                                           -------    -------    -------    -------
                Total revenues                 520        377      1,615      1,399
                                           -------    -------    -------    -------
Cost of revenues
       Software licenses                        13          9         36         44
       Services and maintenance                 41         71        138        110
                                           -------    -------    -------    -------
                Total cost of revenues          54         80        174        154
                                           -------    -------    -------    -------
Gross profit                                   466        297      1,441      1,245
                                           -------    -------    -------    -------
Operating expense
       Sales and marketing                     995      2,020      4,923      5,046
       Research and development                531        694      1,997      1,916
       General and administrative              324        380      1,056      1,318
                                           -------    -------    -------    -------
                Total operating expenses     1,850      3,094      7,976      8,280
                                           -------    -------    -------    -------
Loss from operations                        (1,384)    (2,797)    (6,535)    (7,035)

Interest income                                  2         10         44        295
Interest expense                                (3)        (1)      (108)       (11)
Other (expense) income                          (8)         1         (1)        (2)
                                           -------    -------    -------    -------
Net loss                                   $(1,393)   $(2,787)   $(6,600)   $(6,753)
                                           =======    =======    =======    =======

REVENUES

            The Company has  recognized  revenue  for all periods  presented  in accordance with the American Institute of Certified Public Accountants Statement
of Position 97-2,  "Software Revenue  Recognition" as amended, and in compliance with SEC Staff Accounting Bulletin No. 101.

            Total revenues  increased by $143,000,  or 38%, from $377,000 in the third  quarter of 2000 to $520,000 in the third  quarter of 2001.  For the first nine months,  total revenues  increased by $216,000,  or 15% from  $1,399,000 in
2000 to $1,615,000 in 2001. License revenues increased by $96,000,  or 43%, from
$222,000 in the third  quarter of 2000 to $318,000 in the third quarter of 2001.
For the first nine months,  license revenues  decreased by $165,000 or 15%, from
$1,079,000 in 2000 to $914,000 in 2001.  The Company  recorded  license  revenue from the sale of five licenses in the third quarter of 2001 compared to the sale of two  licenses  in the third  quarter of 2000.  The Company  recorded  license revenue from the sale of 14 licenses for the first nine months of 2001  compared to the sale of 13  licenses  for the  first  nine  months of 2000.  The  average revenue per  license  was lower  during the 2001  periods  compared to 2000.  In
January 2001, the Company changed its direct sales model for European sales to a partner distribution model. The Company has closed its United Kingdom office and currently has one distributor in Europe.

            Services and maintenance  revenue increased by $47,000, or 30%, from
$155,000 in the third  quarter of 2000 to $202,000 in the third quarter of 2001.
For the first  nine  months,  services  and  maintenance  revenue  increased  by
$381,000,  or 119%,  from $320,000 in 2000 to $701,000 in 2001.  These increases were primarily the result of IQO application service revenue in 2001,  comprised primarily of subscription based monthly charges to IQO customers.

COST OF REVENUES

            Cost of software  license  revenues  consists  primarily  of royalty payments to third  parties,  product  packaging,  documentation  and  production costs.  Cost of software  license  revenues as a percentage of software  license revenues was 4.0% for the three and nine month periods ended in 2001 and 2000.

            Cost of services  and  maintenance  revenues  consists  primarily of direct costs associated with application  services  provided by IQO and customer support  costs.  Cost of services and  maintenance  revenues as a percentage  of services and maintenance  revenues were 20% for the three and nine month periods ended  September  30,  2001.  Cost of  services  and  maintenance  revenues as a percentage of services and maintenance revenues were 46% and 34%,  respectively, for the three and nine months periods ended September 30, 2000.  These increases resulted  primarily from higher costs as a percentage of revenue associated with
IQO application service revenue compared to the fixed personnel costs related to providing maintenance and related customer support.

OPERATING EXPENSES

            SALES AND MARKETING.  Sales and marketing expenses consist primarily of personnel costs, including sales commissions and incentives, of all personnel involved  in the sales and  marketing  process,  and related  recruiting  costs, public  relations,  advertising  related  costs,  collateral  material and trade shows.  Sales and  marketing  expenses  decreased by  $1,025,000,  or 51%,  from
$2,020,000  in the third  quarter of 2000 to  $995,000  in the third  quarter of
2001,  primarily due to decreased  personnel related costs,  including marketing and sales costs of IQO, and a general decrease in both marketing, recruiting and consulting  expenses  of the  Company.  For the  first  nine  months,  sales and marketing  expenses  decreased by $123,000,  or 2%, from  $5,046,000  in 2000 to
$4,923,000 in 2001, primarily due to increased personnel related costs including marketing and sales costs of IQO early in fiscal 2001. During the second quarter of 2001, the Company  implemented  cost reductions that decreased  marketing and sales expenses.

            RESEARCH AND DEVELOPMENT.  Research and development expenses consist primarily of salaries and other personnel  related  expenses,  recruiting  costs
associated  with  the  hiring  of  software   engineers  and  quality  assurance
personnel,  consultant costs and depreciation of development equipment. Research and  development  expenses  decreased by $163,000,  or 23%, from $694,000 in the third quarter of 2000 to $531,000 in the third quarter of 2001, primarily due to decreased  personnel  related costs including  research and development costs of
IQO. For the first nine months,  research and development  expenses increased by
$81,000, or 4%, from $1,916,000 in 2000 to $1,997,000 in 2001,  primarily due to increased  personnel  related  costs of IQO early in fiscal 2001.  To date,  all research and development costs have been expensed as incurred.

            GENERAL  AND  ADMINISTRATIVE.  General and  administrative  expenses consist primarily of personnel costs for finance and accounting, human resources and general management, as well as insurance and professional expenses.  General and administrative  expenses decreased by $56,000,  or 15%, from $380,000 in the third quarter of 2000 to $324,000 in the third quarter of 2001, primarily due to a reduction in  professional  expenses and bad debt expense.  For the first nine months, general and administrative  expenses decreased by $262,000, or 20%, from
$1,318,000  in 2000 to  $1,056,000  in 2001,  primarily  due to a  reduction  in professional expenses and bad debt expense.

INTEREST INCOME AND INTEREST EXPENSE

            Interest income  represents  income earned on the Company's cash and cash equivalents. Interest income decreased by $8,000, from $10,000 in the third quarter  of 2000 to $2,000  in the third  quarter  of 2001.  For the first  nine months,  interest income  decreased by $251,000 from $295,000 in 2000 to $44,000 in 2001.  These  decreases  were primarily due to a lower level of cash and cash equivalents on deposit during 2001.

            Interest  expense during 2001  represents the beneficial  conversion feature  on notes  payable  issued  during  2000 that were  converted  to equity securities during 2001.  During 2000,  interest expense  represents  interest on capital equipment leases.  Interest expense increased by $2,000,  from $1,000 in the third quarter of 2000 to $3,000 in the third quarter of 2001.  For the first nine  months,  interest  expense  increased  by $97,000  from $11,000 in 2000 to
$108,000 in 2001.  The increase for the first nine months was  primarily  due to the conversion feature that represented incremental yield to the note holders in the amount of  approximately  $102,000.  As of September  30, 2001,  all capital lease obligations have been repaid.

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

LIQUIDITY AND CAPITAL RESOURCES

            Since  January  1,  2000,  the  Company  received  net  proceeds  of approximately  $11,554,000  from various  financings and the exercise of options and warrants.

            The Company has  experienced  a drop-off in sales  activities  since early  September  2001 and has not been  successful  in raising  the  additional capital necessary to continue  operating in the current economic  climate.  As a result, in October 2001, the Company laid off significantly all of its employees and is  exploring a number of options  including  the sale of all or part of its assets.  As of  September  30,  2001,  the Company had $221,235 in cash and cash equivalents and working capital of $153,507.  The Company has incurred operating losses  since  inception,  has  incurred  negative  cash  flows  from  operating activities  and had an  accumulated  deficit of  $58,178,441 as of September 30,
2001. The Company has had a limited  operating history as a software product and application services company and has not made significant sales of its products.
Therefore, revenues and operating profitability are difficult to predict.

            Net cash used in operating  activities was $6,343,000 and $5,956,000 in 2001 and 2000, respectively.  For 2001, net cash used in operating activities was primarily attributable to a net loss of $6,600,000,  reduced by depreciation and  amortization of $523,000.  For 2000, net cash used in operating  activities was primarily  attributable to a net loss of $6,753,000  reduced by depreciation and  amortization  of $341,000  and options  issued for  consulting  services of
$437,000.   Net  cash  provided  by  financing  activities  was  $2,955,000  and
$7,948,000  in 2001 and 2000,  respectively.  For  2001,  net cash  provided  by financing activities was primarily the result of the February and August Private
Placements.  For 2000,  net cash provided by financing  activities was primarily the result of the sale of IQO  preferred  stock and the exercise of common stock purchase  warrants.  Net cash used in investing  activities  was  primarily  the acquisition of property and equipment for both 2001 and 2000.

            The  Company  does  not  currently  have a  line  of  credit  with a commercial bank. As of September 30, 2001, the Company's  principal  commitments consisted of  obligations  under  operating  leases and  employment  agreements.
Pursuant to employment  agreements with executive  officers of the Company as of
September 30, 2001, the Company's remaining obligation is to pay $124,500 and $0 in salaries for the years ended December 31, 2001 and 2002, respectively.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

            THE COMPANY OPERATES IN A RAPIDLY CHANGING ENVIRONMENT THAT INVOLVES
A NUMBER OF RISKS, SOME OF WHICH ARE BEYOND THE COMPANY'S CONTROL. THE FOLLOWING
DISCUSSION HIGHLIGHTS THE MOST MATERIAL OF THE RISKS.

WE WILL NEED TO SELL ASSETS TO CONTINUE OUR OPERATIONS.

            Due to our continued operating losses, we have announced that we are attempting  to  sell  all or part of our  assets.  We have no firm  commitments, agreements or  understandings  regarding any sale of assets and we may be unable to sell assets on satisfactory terms or at all. If we are unable to consummate a sale, we may be required to liquidate and dissolve the company.

WE HAVE HAD A HISTORY OF OPERATING  LOSSES AND PROJECT FUTURE LOSSES;  THEREFORE
WE HAVE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

            At September 30, 2001, our accumulated deficit was $58,178,411.  For the nine months ended  September 30, 2001 and the year ended  December 31, 2000, we incurred net losses of  $6,600,028  and  $10,240,366,  respectively.  We have incurred  a net  loss in each  year of our  existence,  and  have  financed  our operations  primarily  through sales of equity and debt securities.  Our expense levels are high and our  revenues  are  difficult  to predict.  The  independent accountants' report on our financial  statements for the year ended December 31,
2000 states that our  recurring  losses from  operations  and negative cash flow from operating  activities raise substantial doubt about our ability to continue as a going concern.

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

PART II.    OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

            As  described  in  Note 5 of the  Notes  to  Condensed  Consolidated
Financial  Statements  included elsewhere herein, the Company has consumated the
August  Private  Placement.  The sale of the  securities  in the August  Private
Placement was made in reliance on the exemption contained in Section 4(2) of the
Securities Act of 1933, as amended.  For more information relating to the August
Private  Placement  (including  the exercise terms of the warrants and placement option  issued in the Private  Placement),  see Note 5 of the Notes to Condensed
Consolidated Financial Statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

             (a)  Exhibits

                  Statement of Computation of Net Loss Per Share (Exhibit 11.1)

             (b)  Reports on Form 8-K

                  No reports on Form 8-K were filed  during the quarter  ended
September 30, 2001.

                                   SIGNATURES

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
Registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned, thereunto duly authorized.

Dated:  November 14, 2001         QUERYOBJECT SYSTEMS CORPORATION

                                  By:  /s/ Daniel M. Pess
                                       ---------------------------------------
                                       Executive Vice President and Chief
                                       Financial Officer (Principal  Financial
                                       Officer and Principal
                                       Accounting Officer)

