Form 10-Q
period 2008-06-30
QUERYOBJECT SYSTEMS CORP
filed 2008-08-19
CIK 855743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                 to

Commission File Number: 000-53138

QUERYOBJECT SYSTEMS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	94-3087939
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Olshan Grundman Frome Rosenzweig & Wolosky LLP 65 East 55th Street, Third Floor New York, New York	10022
(Address of principal executive offices)	(Zip Code)

(212) 451-2300
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☒     No ☐

There were 42,861,328 shares of the Registrant’s Common Stock, par value $.003, outstanding on August 8, 2008.

QUERYOBJECT SYSTEMS CORPORATION

FORM 10-Q

Quarter ended June 30, 2008

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, and the information incorporated by reference in it, include “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future.  In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.  The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predicts,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.  Forward-looking statements in this report may include, for example, statements about our:

*	ability to complete a business combination;

*	success in retaining or recruiting, or changes required in, our officers, key employees or directors following a business combination;

*
officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving a business combination, as a result of which they would then receive expense reimbursements;

*	potential ability to obtain additional financing to complete a business combination;

*	ability of our officers and directors to generate a number of potential investment opportunities;

*	potential change in control if we acquire one or more target businesses for stock;

*	our public securities’ potential liquidity and trading; or

*	financial performance.

The forward-looking statements contained or incorporated by reference in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us.  There can be no assurance that future developments affecting us will be those that we have anticipated.  These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements.  These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.”  Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

References in this report to “we,” “us” or “the Company” refer to QueryObject Systems Corporation.

PART 1.  FINANCIAL INFORMATION

Item 1. Financial Statements and Supplementary Data.

QueryObject Systems Corporation

Condensed Balance Sheets

Assets
	June 30, 2008	December 31, 2007
	(Unaudited)	Audited
Current Assets

Cash	$15,922	$51,066
Total Assets	$15,922	$51,066

Liabilities and Stockholders' Deficit

Current Liabilities

Accounts payable and accrued expenses	$844	$32,077
Convertible notes payable, less $54,700 and $18,634 unamortized discount at June 30, 2008 and December 31, 2007 respectively	105,300	81,366
Total Current Liabilities	106,144	113,443

Stockholders' Deficit
Preferred stock, $.001 par value; 4,000,000 share authorized none issued and outstanding	-	-
Common stock, $.003 par value; 250,000,000 shares authorized; 42,861,328 and 39,854,012 issued and outstanding at June 30, 2008 and December 31, 2007 respectively	128,584	119,562
Additional paid-in-capital	59,568,187	59,508,187
Accumulated deficit	(59,786,993)	(59,690,126)
Total Stockholders' Deficit	(90,222)	(62,377)
Total Liabilities and Stockholders' Deficit	$15,922	$51,066

See notes to condensed unaudited financial statements

QueryObject Systems Corporation

Condensed Statements of Operations

	For the Six Months ended June 30,		For the Three Months ended June 30,
	2008	2007	2008	2007

Revenues	$-	$-	$-	$-

Cost and Expenses
General and administrative	68,493	22,500	55,485	22,500
Interest expense	28,551	106	16,987	-
Loss before other income	97,044	22,606	72,472	22,500

Interest income	177	-	93	-

Net loss	$(96,867)	$(22,606)	$(72,379)	$(22,500)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Shares - Basic and Diluted	40,070,007	39,854,012	40,283,629	39,854,012

See notes to condensed unaudited financial statements

QueryObject Systems Corporation

Condensed Statements of Cash Flows

	For the Six Months ended June 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIIVITIES:
Net loss	$(96,867)	$(22,606)
Adjustments to reconcile net loss to
net cash used in operating activities:
Shares issued for interest	9,022	-
Amortization of beneficial conversion feature	23,934	-
Change in assets and liabilities:
Accounts payable and accrued expenses	(31,233)	22,500
NET CASH USED IN OPERATING ACTIVITIES	(95,144)	(106)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible note	60,000	100,000
NET CASH FROM FINANCING ACTIVITIES	60,000	100,000

INCREASE IN CASH	(35,144)	99,894

CASH - BEGINNING OF PERIOD	51,066	106

CASH - END OF PERIOD	$15,922	$100,000

SUPPLEMENTAL NONCASH FINANCING ACTIVITIES:
Beneficial conversion feature	$60,000	$37,634

See notes to condensed unaudited financial statements

QueryObject Systems Corporation

Notes to the Unaudited Financial Statements

1     Organization and Summary of Significant Accounting Policies

Organization
QueryObject Systems Corporation (the “Company”) was originally incorporated in California in February 1989.  In November 1997, pursuant to a plan of corporate reorganization, the Company merged with its wholly owned Delaware subsidiary.  The Company developed and marketed proprietary business intelligence software and application services solutions that enabled business managers to leverage existing corporate data in making strategic decisions.

Discontinued operations
On December 12, 2001 the Company entered into an agreement to sell substantially all of its assets to an unaffiliated third party (the “Sale”).  The purchase price was $900,000 in cash and the forgiveness of $271,404 of accounts receivable due from the purchaser (see Note 3.).  The Sale received stockholder approval on March 13, 2002.

Summary of significant accounting policies

Basic and diluted net loss per share
Basic net loss per share is computed by dividing the net loss by the sum of the weighted average number of shares of common stock outstanding.  The weighted average number of shares of common stock outstanding includes the number of common shares issued upon the exercise of options and warrants, as of the date of exercise.

Diluted earnings per share are based on the potential dilution that would occur on exercise or conversion of securities into common stock.  Outstanding options and warrants to purchase shares of common stock that could potentially dilute basic earnings per share in the future were not included in the computation of diluted net loss per share because to do so would have had an antidilutive effect for the periods presented.  As a result, the basic and diluted per share amounts are identical for all periods presented.  As of June 30, 2008, the Company has outstanding Senior Convertible Notes (see Note 4.) that are convertible into 53,333,333 common shares and warrants outstanding to purchase an additional 80,000,000 common shares.

Cash and cash equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Income taxes
The Company provides for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”), as amended.  Income taxes are computed using the asset and liability method.  Under the asset and liability method specified by SFAS 109, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  In addition, valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Use of estimates
These financial statements have been prepared in conformity with generally accepted accounting principles that require management to make reasonable estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies at the date of the consolidated financial statements.  Actual results could differ from those estimates.

Fair value of financial instruments
The carrying value of cash and cash equivalents and accounts payable and accrued expenses approximates fair value, due to the relatively short-term nature of these instruments.

QueryObject Systems Corporation

Notes to the Unaudited Financial Statements
Share-Based Compensation
The Company accounts for the grant of stock options and restricted stock awards in accordance with SFAS 123R, “Share-Based Payment Amendment of FASB Statements No. 123” (“SFAS 123R”). SFAS 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation.

RECENT ISSUED ACCOUNTING STANDARDS

FASB 141(revised 2007) – Business Combinations
In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations.  This Statement replaces FASB Statement No. 141, Business Combinations.  This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination.  This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  This Statement’s scope is broader than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration.  By applying the same method of accounting—the acquisition method—to all transactions and other events in which one entity obtains control over one or more other businesses, this Statement improves the comparability of the information about business combinations provided in financial reports.

This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement.  That replaces Statement 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.

This Statement applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquirer), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights.  This Statement applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations.  It does not apply to: (a) The formation of a joint venture, (b) The acquisition of an asset or a group of assets that does not constitute a business, (c) A combination between entities or businesses under common control, (d) A combination between not-for-profit organizations or the acquisition of a for-profit business by a not-for-profit organization.

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  An entity may not apply it before that date.  Management believes this Statement will have no impact on the financial statements of the Company once adopted.

FASB 160 – Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51
In December 2007, the FASB issued FASB Statement No. 160 – Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.  This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  Not-for-profit organizations should continue to apply the guidance in Accounting Research Bulletin No. 51, Consolidated Financial Statements, before the amendments made by this Statement, and any other applicable standards, until the Board issues interpretative guidance.

QueryObject Systems Corporation

Notes to the Unaudited Financial Statements

This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  Before this Statement was issued, limited guidance existed for reporting noncontrolling interests.  As a result, considerable diversity in practice existed.  So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity.  This Statement improves comparability by eliminating that diversity.

A noncontrolling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent.  The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require: (a) The ownership interests in subsidiaries held by parties other than he parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity, (b) The  amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, (c)  Changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. A parent’s ownership interest in a subsidiary changes if the parent purchases additional ownership interests in its subsidiary or if the parent sells some of its ownership interests in its subsidiary.  It also changes if the subsidiary reacquires some of its ownership interests or the subsidiary issues additional ownership interests.  All of those transactions are economically similar, and this Statement requires that they be accounted for similarly, as equity transactions, (d) When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value.  The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment, (e) Entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.

This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends).  Earlier adoption is prohibited.  This Statements hall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements.  The presentation and disclosure requirements shall be applied retrospectively for all periods presented.  Management believes this Statement will have no impact on the financial statements of the Company once adopted.

FASB 161 - Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB statement No. 133
In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company beginning January 1, 2009. Management believes that, for the foreseeable future, this Statement will have no impact on the financial statements of the Company once adopted.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

QueryObject Systems Corporation

Notes to the Unaudited Financial Statements

2.            Going Concern

The Company has incurred operating losses since inception.  The Company currently has no material assets and has been inactive since December 2001.  The Company has insufficient cash to maintain commercially reasonable operations.  In addition, the Company has no product to sell and has no revenue.  After giving effect to the Company’s sale of a total of $160,000 of Senior Convertible Notes (see Note 4.), the Company’s cash and cash equivalent balance is still insufficient to satisfy its cash flow requirements on an operating basis for more than twelve months.  The Company may seek to sell additional equity or debt securities in the future; however, there can be no assurance that the Company would be successful in raising sufficient additional funds.  The sale of additional equity or debt securities would result in additional dilution to the Company’s stockholders’.

3.            Discontinued Operations

On December 12, 2001 the Company received the first installment on the Sale totaling $250,000.  During January 2002 the Company received the second installment on the Sale totaling $250,000 and received the balance remaining of $400,000 in March 2002 after the stockholders approved the Sale.  The Company transferred certain property and equipment to the purchaser with a net book value of $967,760 and forgave $271,414 of accounts receivable from the purchaser.  This resulted in a loss on sale of discontinued operations of $339,174.

4.            Senior Convertible Notes Payable

On June 28, 2007, the Company sold $100,000 of Senior Convertible Notes (the “2007 Notes”) to stockholders of the Company.  The 2007 Note bears interest at 8% and was originally due on June 28, 2008.  The 2007 Notes are convertible at the option of the holders into 33,333,333 shares of the Company’s common stock.  The proceeds of the 2007 Notes were used primarily to pay legal and professional fees to regain reporting status with the Securities and Exchange Commission.  The Company also issued common stock purchase warrants exercisable for 10 years into 50,000,000 shares of the Company’s common stock at an exercise price of $.003 per share.

On June 17, 2008, the Company issued a total of 3,007,316 shares of common stock to holders of the 2007 Notes in payment of $9,022 in interest that had accrued through such date.  In addition, the Company entered into an amendment to the 2007 Notes extending the expiration date thereof to May 19, 2009.

The fair value of the warrants and the beneficial conversion feature was $35,484 using the Black-Scholes option-pricing model with the following assumptions; no dividends; risk-free interest rate of 5%; an expected life of five years and volatility of 75%.  Accordingly, the fair value of the amount allocated to the beneficial conversion feature is being amortized over the life of the Note (originally one year) and is reported as interest.  Amortization of $9,409 and $9225 was included as interest expense for the three months and six months ended June 30, 2008.

On May 19, 2008, the Company sold $60,000 of Senior Convertible Notes (the “2008 Notes”) to stockholders and certain Board members of the Company.  The 2008 Notes bears interest at 8% and are due on May 19, 2009.  The 2008 Notes are convertible at the option of the holders into 20,000,000 shares of the Company’s common stock.  The proceeds of the 2008 Notes are being used primarily to pay legal and professional fees to remain in reporting status with the Securities and Exchange Commission.  The Company also issued common stock purchase warrants exercisable for 10 years into 30,000,000 shares of the Company’s common stock at an exercise price of $.003 per share.

QueryObject Systems Corporation

Notes to the Unaudited Financial Statements

The fair value of the warrants and the beneficial conversion feature was $60,000 using the Black-Scholes option-pricing model with the following assumptions; no dividends; risk-free interest rate of 5%; an expected life of five years and volatility of 75%.  Accordingly, the fair value of the amount allocated to the beneficial conversion feature will be amortized over the life of the 2008 Notes (one year) and will be reported as interest.  Amortization of $6,300 was included as interest expense for both the three months and six months ended June 30, 2008.

5.            Description of Securities

Increase in Authorized Capital Stock
On March 14, 2008, the Company increased the authorized capital stock, specifically the common stock, par value $0.003, by 50,000,000 shares to 150,000,000 authorized shares of common stock.  On May 16, 2008, the Company further increased the authorized capital stock, specifically the common stock, par value $0.003, by 100,000,000 shares to 250,000,000 authorized shares of common stock.  The Company’s authorized preferred stock continues to be 4,000,000 shares.

As of June 30, 2008, there are 42,861,328 issued and outstanding shares of Common Stock and 4,000,000 shares of preferred stock, par value $0.001 per share, of which none have been designated or issued.  The following summarizes the important provisions of the Company’s capital stock.

Common Stock
The holders of shares of common stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders.  There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares voted can elect all of the directors then being elected.  The holders of common stock are entitled to receive dividends when, as and if declared by the board of directors out of funds legally available therefor.  In the event of liquidation, dissolution or winding up of the Company, the holders of common stock are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision has been made for each class of stock, if any, having preference over the common stock.  Holders of shares of common stock, as such, have no redemption, preemptive or other subscription rights, and there are no conversion provisions applicable to the common stock.  All of the outstanding shares of common stock are fully paid and non-assessable.

Preferred Stock
The Company’s authorized shares of Preferred Stock may be issued in one or more series, and the board of directors is authorized, without further action by the stockholders, to designate the rights, preferences, limitations and restrictions of and upon shares of each series, including dividend, voting, redemption and conversion rights.  The board of directors also may designate par value, preferences in liquidation and the number of shares constituting any series.  The Company believes that the availability of Preferred Stock issuable in series will provide increased flexibility for structuring possible future financings and acquisitions, if any, and in meeting other corporate needs.  It is not possible to state the actual effect of the authorization and issuance of any series of Preferred Stock upon the rights of holders of common stock until the Board of Directors determines the specific terms, rights and preferences of a series of Preferred Stock.  However, such effects might include, among other things, restricting dividends on the common stock, diluting the voting power of the common stock, or impairing liquidation rights of such shares without further action by holders of the common stock.  In addition, under various circumstances, the issuance of Preferred Stock may have the effect of facilitating, as well as impeding or discouraging, a merger, tender offer, proxy contest, the assumption of control by a holder of a large block of the Company’s securities or the removal of incumbent management.  Issuance of Preferred Stock could also adversely affect the market price of the common stock.  The Company has no present plan to issue any shares of Preferred Stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

All statements other than statements of historical fact included in this report including, without limitation, statements under “Management's Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operation, are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934.  When used in this report, words such as "anticipate," "believe," "plan," "expect," "future," "intend" and similar expressions, as they relate to us or our management, identify forward looking statements.  Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management.  Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission (the “SEC”).  All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Overview

The Company intends to seek to acquire assets or capital stock of an entity engaged in a business that generates, or has the potential of generating revenues, in exchange for securities of the Company (which we refer to as a “Business Combination”).

The Company intends to remain a shell company until a Business Combination is consummated, and it is anticipated that during that time frame the Company’s cash requirements will be minimal. We believe that we will need additional financing to pay accounting and professional fees and other expenses to fulfill our reporting obligations under the Exchange Act until we commence business operations. Our failure to secure additional financing could have a material adverse affect on our ability to pay the accounting and other fees required in order to continue to fulfill our reporting obligations and pursue our business plan.

The Company intends to seek to carry out its business plan as discussed herein.  In order to do so, the Company needs to pay ongoing expenses, including particularly legal and accounting fees incurred in conjunction with future compliance with its on-going reporting obligations under the Exchange Act.  The Company has limited capital with which to pay these anticipated expenses, and there is substantial doubt about the Company’s ability to continue as a going concern.  We believe that we may need additional funds to pay accounting and professional fees and other expenses to fulfill our reporting obligations under the Exchange Act until we commence business operations.

The Company has no employees and does not expect to hire any prior to effecting a Business Combination.  The Company’s President has agreed to allocate a portion of his time to the activities of the Company, without compensation.  The President anticipates that the business plan of the Company can be implemented by his devoting a portion of his available time to the business affairs of the Company.

Results of Operations

The following discussion and analysis should be read in conjunction with the Financial Statements and related notes to the Financial Statements, which are included as part of Item 1 of this Form 10-Q.

Overview

Prior to October 2001, the Company operated in two business segments; software sales and support and application services.  Software sales and support included software sales to third parties on a direct basis or through a business partner, and included related support in the form of maintenance agreements and consulting.  Application services were provided by the Company’s subsidiary IQO and included design, implementation and hosting services provided to third parties, in some cases utilizing the QueryObject technology.  While the Company commenced operations in February 1989, the Company had a limited operating history as a software product and application services company and had made only limited sales of both its QueryObject System and application services.

The Company experienced a drop-off in sales activities in September 2001 and was not successful in raising the additional capital necessary to continue operating.  As a result, in October 2001, the Company laid off significantly all of its employees and began exploring a number of options including the sale of all or part of its assets.

Discontinued Operations

On December 12, 2001 the Company entered into an agreement to sell substantially all of its assets to an unaffiliated third party (the “Sale”).  The purchase price was $900,000 in cash and the forgiveness of $271,404 of accounts receivable due from the purchaser.  The Sale was contingent upon receiving stockholder approval, which was received on March 13, 2002.  As a result, effective December 12, 2001, the Company ceased operations, maintaining a small group of employees to facilitate the transition of the Company.

On the day of the Sale the Company received the first installment totaling $250,000.  During January 2002 the Company received the second installment on the Sale totaling $250,000 and received the balance remaining of $400,000 in March 2002 after the stockholders approved the Sale.  The Company transferred certain property and equipment to the purchaser with a net book value of $967,760 and forgave $271,414 of accounts receivable from the purchaser.  As a result, the Company has sold all its material assets.

Liquidity and Capital Resources

Since January 1, 2000, the Company received net proceeds of approximately $11,554,000 from various financings and the exercise of options and warrants.  The Company experienced a drop-off in sales activities in September 2001 and was not successful in raising the additional capital necessary to continue operating.  As a result, in October 2001, the Company laid off significantly all of its employees and began exploring a number of options including the sale of all or part of its assets.

As of December 31, 2001, the Company had $169,420 in cash and cash equivalents.  This cash was used for the wind-down of the Company’s operations.

On June 28, 2007, the Company issued a one-year convertible note in the face amount of $100,000 with an interest rate of 8%.  The note is convertible into 33,333,333 share of our common stock.  In connection with the issuance of the note, the Company issued warrants to purchase 50,000,000 shares of common stock.

On May 19, 2008, the Company issued one-year convertible notes in the face amount of $60,000 with an interest rate of 8%.  The notes are convertible into an aggregate of 20,000,000 shares of our common stock.  In connection with the issuance of these notes, the Company issued warrants to purchase 30,000,000 shares of common stock.

Critical Accounting Policies

The Company’s significant accounting policies are more fully described in Note 1 to the financial statements.  However, certain accounting policies are particularly important to the portrayal of financial position and results of operations and require the application of significant judgments by management.  As a result, the condensed financial statements are subject to an inherent degree of uncertainty.  In applying those policies, management used its judgment to determine the appropriate assumptions to be used in determination of certain estimates.  These estimates are based on the Company’s historical experience, terms of existing contracts, observance of trends in the industry and information available from outside sources, as appropriate.

ITEM  3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Due to the Company’s limited capitalization and the short term nature of its investments, we believe the Company does not currently have any material exposure to interest rate risk.

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our President and Treasurer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of June 30, 2008. Based on his evaluation, he concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Our internal control over financial reporting is a process designed by, or under the supervision of, our President and Treasurer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP). Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets, provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management, and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our Form 10 filed with the SEC on May 30, 2008. Any of these factors could result in significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of June 30, 2008, there have been no material changes to the risk factors disclosed in our Form 10 filed with the SEC on May 30, 2008, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 19, 2008, in consideration of loans of $28,000, $16,000 and $16,000 from BRMR LLC, the Isaac Kier Revocable Trust and the Tarsier Nanocap Value Fund, respectively, the Company issued BRMR, LLC, the Isaac Kier Revocable Trust and the Tarsier Nanocap Value Fund (i) convertible notes convertible into 9,333,333, 5,333,333, and 5,333,333 shares of Common Stock, respectively and (ii) related warrants to purchase 14,000,000, 8,000,000 and 8,000,000 shares of Common Stock, respectively.

On June 17, 2008, the Company issued to Dalewood Associates LP (“Dalewood”) 1,924,683 shares of common stock in payment of $5,774.05 in interest that had accrued through such date on that certain Senior Convertible Promissory Note, dated as of May 19, 2008 (the “Dalewood Note”) made by the Company in favor of Dalewood. In addition, the Company entered into an amendment to the Dalewood Note extending the expiration date thereof to May 19, 2009.

 On June 17, 2008, the Company issued to BRMR LLC (“BRMR”) 1,082,633 shares of Common Stock in payment of $3,247.90 in interest that had accrued through such date on that certain Senior Convertible Promissory Note, dated as of May 19, 2008 (the “BRMR Note”) made by the Company in favor of BRMR. In addition, the Company entered into an amendment to the BRMR Note extending the expiration date thereof to May 19, 2009.

The securities in the transaction set forth above were issued pursuant to Securities Act Section 4(2) as transactions not involving a public offering.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In May 2008, the holders of a majority of the outstanding shares of Common Stock, by written consent in accordance with Section 228 of the Delaware General Corporation Law, ratified a private placement whereby the Corporation received an aggregate of $60,000 and in consideration thereof granted to entities affiliated with Paul Sonkin and Ike Kier, both current Directors of the Company, as well as certain stockholders, warrants to purchase an aggregate of 30,000,000 shares of Common Stock at an exercise price of $.003 per share and issued promissory notes convertible into 20,000,000 shares of Common Stock at a conversion price of $ 0.003 per share.  As part of this transaction, the Corporation obtained approval to increase the authorized common stock of the Corporation to 250 million shares of authorized Common Stock and to make any filings as required by federal or state securities laws and state corporate law. Each of the above actions was approved by stockholders representing 53% of the Common Stock outstanding.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

An index of exhibits filed as part of this Report is on page 18.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QueryObject Systems Corporation

	By:	/s/ Daniel Pess
		Name:	Daniel Pess
Dated: August 19, 2008		Title:	President

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive, Principal Financial and Principal Accounting Officer, pursuant to Rule 13a -14 and 15d-14 of the Securities Exchange Act of 1934.
32.1	Certification Principal Executive, Principal Financial and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002