Form 10-Q
period 2008-09-30
QUERYOBJECT SYSTEMS CORP
filed 2008-11-19
CIK 855743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☒    No ☐

There were 42,861,328 shares of the Registrant’s Common Stock, par value $.003, outstanding on November 16, 2008.

QUERYOBJECT SYSTEMS CORPORATION

FORM 10-Q

Quarter ended September 30, 2008

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

References in this report to “we,” “us” or “the Company” refer to QueryObject Systems Corporation.

PART 1.  FINANCIAL INFORMATION

Item 1.                            Financial Statements and Supplementary Data.

INDEX TO UNAUDITED FINANCIAL STATEMENTS

QUERYOBJECT SYSTEMS CORPORATION
BALANCE SHEETS

Assets
	September 30, 2008	December 31, 2007
	(Unaudited)	Audited
Current Assets

Cash	$11,988	$51,066
Total Assets	$11,988	$51,066

Liabilities and Stockholders' Deficit

Current Liabilities

Accounts payable and accrued expenses	$2,844	$32,077
Convertible notes payable, less $39,700 and $18,634 unamortized
discount at September 30, 2008 and December 31, 2007 respectively	120,300	81,366
Total Current Liabilities	123,144	113,443

Stockholders' Deficit
Preferred stock, $.001 par value; 4,000,000 share authorized
none issued and outstanding	-	-
Common stock, $.003 par value; 250,000,000 shares
authorized; 42,861,328 and 39,854,012 issued and
outstanding at September 30, 2008 and December 31, 2007 respectively	128,584	119,562
Additional paid-in-capital	59,568,187	59,508,187
Accumulated deficit	(59,807,927)	(59,690,126)
Total Stockholders' Deficit	(111,156)	(62,377)
Total Liabilities and Stockholders' Deficit	$11,988	$51,066

See notes to unadited financial statements

QUERYOBJECT SYSTEMS CORPORATION
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Nine Months ended September 30,		For the Three Months ended September 30,
	2008	2007	2008	2007

Revenues	$-	$-	$-	$-

Cost and Expenses
General and administrative	72,468	22,500	16,983	-
Interest expense	45,551	11,683	28,564	11,577
Loss before other income	118,019	34,183	45,547	11,577

Interest income	218	-	134	-

Net loss	$(117,801)	$(34,183)	$(45,413)	$(11,577)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Shares - Basic and Diluted	40,867,466	39,854,012	42,861,328	39,854,012

See notes to unaudited financial statements

QUERYOBJECT SYSTEMS CORPORATION
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months ended September 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIIVITIES:
Net loss	$(117,801)	$(34,183)
Adjustments to reconcile net loss to
net cash used in operating activities:
Shares issued for interest	9,022	-
Amortization of beneficial conversion feature	38,934	9,500
Change in assets and liabilities:
Accounts payable and accrued expenses	(29,233)	24,577
NET CASH USED IN OPERATING ACTIVITIES	(69,845)	(106)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible note	60,000	100,000
NET CASH FROM FINANCING ACTIVITIES	(99,078)	100,000

INCREASE (DECREASE) IN CASH	(39,078)	99,894

CASH - BEGINNING OF PERIOD	51,066	106

CASH - END OF PERIOD	$11,988	$100,000

SUPPLEMENTAL NONCASH FINANCING ACTIVITIES:
Beneficial conversion feature	$60,000	$37,634

See notes to unaudited financial statements

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

Diluted earnings per share are based on the potential dilution that would occur on exercise or conversion of securities into common stock.  Outstanding options and warrants to purchase shares of common stock that could potentially dilute basic earnings per share in the future were not included in the computation of diluted net loss per share because to do so would have had an antidilutive effect for the periods presented.  As a result, the basic and diluted per share amounts are identical for all periods presented.  As of September 30, 2008, the Company has outstanding Senior Convertible Notes (see Note 4.) that are convertible into 53,333,333 common shares and warrants outstanding to purchase an additional 80,000,000 common shares.

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

FASB 161 – Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB statement No. 133

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

The fair value of the warrants and the beneficial conversion feature was $35,484 using the Black-Scholes option-pricing model with the following assumptions; no dividends; risk-free interest rate of 5%; an expected life of five years and volatility of 75%.  Accordingly, the fair value of the amount allocated to the beneficial conversion feature is being amortized over the life of the Note (originally one year) and is reported as interest.  Amortization of $9,500 and $9,500 was included as interest expense for the three months and nine months ended September 30, 2007.

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

The fair value of the warrants and the beneficial conversion feature was $60,000 using the Black-Scholes option-pricing model with the following assumptions; no dividends; risk-free interest rate of 5%; an expected life of five years and volatility of 75%.  Accordingly, the fair value of the amount allocated to the beneficial conversion feature will be amortized over the life of the 2008 notes (one year) and will be reported as interest. Amortization of $15,000 and $20,300 was included as interest expense for the three months and nine months ended September 30, 2008 respectively.

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

As of September 30, 2008, there are 42,861,328 issued and outstanding shares of Common Stock and 4,000,000 shares of preferred stock, par value $0.001 per share, of which none have been designated or issued.  The following summarizes the important provisions of the Company’s capital stock.

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

As of September 30, 2008, there have been no material changes to the risk factors disclosed in our Form 10 filed with the SEC on May 30, 2008, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

An index of exhibits filed as part of this Report is on page 19.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QueryObject Systems Corporation

	By:	/s/ Daniel Pess
		Name:	Daniel Pess
Dated: November 19, 2008		Title:	President

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive, Principal Financial and Principal Accounting Officer, pursuant to Rule 13a -14 and 15d-14 of the Securities Exchange Act of 1934.

32.1	Certification Principal Executive, Principal Financial and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002