Form 10-K
period 2008-12-31
QUERYOBJECT SYSTEMS CORP
filed 2009-04-15
CIK 855743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 000-53138

QueryObject Systems Corporation
(Exact name of registrant as specified in its charter)

Delaware	94-3087939
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Olshan Grundman Frome Rosenzweig & Wolosky LLP Park Avenue Tower, 65 East 55th Street, Third Floor New York, New York 10022
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (212) 451-2300

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock, $0.003 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☒   No ☐

The aggregate market value of the issuer’s common equity held by non-affiliates, as of June 30, 2008 was $514,336, based on the closing price of the common stock on the Pink Sheets of $0.012 per share.

As of April 13, 2009, there were 42,861,328 shares of the issuer’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Items 10 to 14 of Part III will be incorporated by reference to certain portions of a definitive proxy statement, which is expected to be filed by the Registrant within 120 days after the close of its fiscal year.

i

INDEX

PART I

Item 1.	Business.

Some of the statements contained in this Form 10-K of QueryObject Systems Corporation (hereinafter the “Company”, “We” or the “Registrant”) discuss future expectations, contain projections of our plan of operation or financial condition or state other forward-looking information.  Forward-looking statements are generally identified by the words such as “anticipate”, “plan”, “believe”, “expect”, “estimate”, and the like. Forward-looking statements involve future risks and uncertainties, and there are factors that could cause actual results or plans to differ materially from those expressed or implied. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. A reader, whether investing in the Company’s securities or not, should not place undue reliance on these forward-looking statements, which apply only as of the date of this Registration Statement. Important factors that may cause actual results to differ from projections include, for example:

•	the success or failure of management’s efforts to implement the Company’s plan of operation;

•	the ability of the Company to fund its operating expenses;

•	the ability of the Company to compete with other companies that have a similar plan of operation;

•	the effect of changing economic conditions impacting our plan of operation;

•	the ability of the Company to meet the other risks that may be described in future filings with the Securities and Exchange Commission.

General Background of the Registrant

We were incorporated in Delaware in 1997 and are the successor by merger to CrossZ International, Inc., a California corporation, incorporated in 1989. In May 1998, the name of the Company was changed from CrossZ Software Corporation to QueryObject Systems Corporation to reflect the change in the Company’s focus to the sale and support of its proprietary products thereby enabling customers to do their own analysis. Unless otherwise indicated, references to the Company also include its predecessor.

On December 12, 2001, the Company entered into an agreement to sell substantially all of its assets, including its name, to an unaffiliated third party (the “Sale”). The purchase price was $900,000 in cash and the forgiveness of $271,404 of accounts receivable due from the purchaser. The Sale was contingent upon receiving stockholder approval, which was received on March 13, 2002. As a result, effective December 12, 2001, the Company ceased operations, maintaining a small group of employees to facilitate the transition of the Company. The Company currently has no material assets and has been inactive since December 2001. On October 30, 2007, the Company revived its existence in the State of Delaware, its charter having been revoked on March 1, 2004 for failure to pay its franchise tax.

Prior to discontinuing its operations, the Company developed and marketed proprietary business intelligence software solutions that enabled business managers to leverage existing corporate data in making strategic decisions. The Company developed its software products in response to the growing recognition of the strategic value of analyzing increasing volumes of data for transaction intensive industries, such as telecommunications, healthcare, insurance, financial services and retail. The Company believed its QueryObject System to be a highly scalable and efficient solution for providing business intelligence applications and users with all the relevant information from corporate data. QueryObject System was designed as a powerful OLAP (On-Line Analytical Processing) data mart solution that transformed mainframe size databases into highly compact and portable mathematical representations that fit onto standard PC laptops. In March 1999, the Company formed internetQueryObject Corporation (“IQO”), which sold application services and subsequently sold shares, warrants and options of IQO to affiliated and unaffiliated third parties. IQO had developed the CustomerView application, a turnkey analytical application for the retail industry. On September 4, 2001, the Company and IQO commenced an exchange offer whereby certain shares, warrants and options of IQO were exchanged for 13,436,799 shares of the Company’s common stock. On March 1, 2002, the state of Delaware revoked IQO’s charter for failure to pay franchise taxes. The Company, which is the former majority stockholder of IQO, does not intend to file a Certificate of Revival in the State of Delaware to revive IQO. Before winding down its operations, the Company realized limited sales of its products.

INDEX

The executive office of the Company is located at c/o Olshan Grundman Frome Rosenzweig & Wolosky LLP, Park Avenue Tower, 65 East 55th Street, Third Floor, New York, New York 10022. Its telephone number is 212-451-2300. The Company’s sole officer is Daniel Pess and its directors are Messrs. Pess, Isaac Kier and Paul Sonkin.

Until the fourth quarter of 2001, the common stock of the Company was traded under the symbol QUOB on the American Stock Exchange. Since such time, the Company’s common stock has been subject to quotation on the pink sheets under the trading symbol QOBJ. There can be no assurance that there will be an active trading market for our securities following the effective date of this Registration Statement. In the event that an active trading market commences, there can be no assurance as to the market price of our shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

New Business Objectives of the Company

In its present state, the Company may be referred to as a shell corporation and once it becomes current in its filings with the SEC, a reporting shell corporation. Shell corporations have zero or nominal assets and typically no material stated or contingent liabilities. Private companies wishing to become publicly traded may wish to merge with a shell (a reverse merger) whereby the stockholders of the private company become the majority of the stockholders of the combined company. The private company may purchase for cash all or a portion of the common shares of the shell corporation from its major stockholders. Typically, the directors and officers of the private company become the new directors and officers of the combined company and often the name of the private company becomes the name of the combined company.

The Company has very limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. Management is determined to direct its efforts to locate and consummate a merger or acquisition with such a private entity (a “Business Combination”). The Company does not intend to limit itself to a particular industry and has not established any particular criteria upon which it will consider and proceed with a possible Business Combination.

Management believes that various types of potential merger or acquisition candidates might find a Business Combination with the Company to be attractive. These include acquisition candidates desiring to eventually create a more liquid market for their shares, acquisition candidates that have long-term plans for raising capital through public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates that plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates who have a need for an immediate cash infusion are not likely to find a potential Business Combination with the Company to be an attractive alternative. Nevertheless, the Company has not conducted market research and is not aware of statistical data that would support the perceived benefits of a merger or acquisition transaction for the owners of an acquisition candidate.

Prior to making a decision to participate in a Business Combination, the Company will generally request as much relevant information as possible regarding the acquisition candidate, including, but not limited to, such items as a description of products, services and company history; management resumes; financial information; available projections with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or service marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during the relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; and audited financial statements, or if they are not available at that time, unaudited financial statements, together with reasonable assurance that audited financial statements could be produced within the required period of time.

INDEX

In evaluating a prospective Business Combination, we would consider, among other factors, the following: (i) costs associated with pursuing the Business Combination; (ii) growth potential of the business to be acquired, (iii) experiences, skills and availability of additional personnel necessary to operate such business; (iv) necessary capital requirements of such business; (v) the competitive position of such business; (vi) the stage of business development of such business; (vii) the market acceptance of the potential products and services of such business; (viii) proprietary features and intellectual property of such business; and (ix) the regulatory environment that may be applicable to such business. The foregoing criteria are not intended to be exhaustive and there may be other criteria that management may deem relevant.

The Company is unable to predict when, if ever, it may find a possible acquisition candidate. We expect, however, that the analysis of specific proposals and the selection of a potential transaction may take several months or more. There can also be no assurance that the Company will be able to successfully pursue an acquisition candidate. In that event, there is a substantial risk to the Company that failure to complete a Business Combination will force management to cease operations and liquidate the Company.

Management intends to devote such time as it deems necessary to carry out the Company’s affairs. The exact length of time required for the pursuit of a Business Combination is uncertain. No assurance can be made that we will be successful in our efforts. We cannot project the amount of time that our management will actually devote to the Company’s plan of operation.

Search for a Business Combination

The Company’s search will be directed toward small and medium-sized enterprises that have a desire to enhance the liquidity of their shares. The Company does not propose to restrict its search for a Business Combination to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources. This includes industries such as service, manufacturing, high technology, biotechnology, product development, medical, communications and others. The Company’s discretion in the selection of a Business Combination is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors. No assurance can be given that the Company will be successful in finding a desirable Business Combination, and no assurance can be given that any acquisition that does occur will be on terms that are favorable to the Company or its stockholders.

Our management is not required to commit its full time to our affairs. As a result, pursuing a Business Combination may require a greater period of time than if our management were to devote its full time to our affairs. Management is not precluded from serving as officers or directors of any other entity that is engaged in business activities similar to those of the Company. In the future, management may become associated or affiliated with entities engaged in business activities similar to those we intend to conduct. In such event, management may have conflicts of interest in determining to which entity a particular Business Combination should be presented. Mr. Kier, a director, currently serves as a director and/or officer of one other such company. In general, officers and directors of a Delaware corporation are required to present certain business opportunities to such corporation. In cases where our management has multiple business affiliations, they may have similar legal obligations to present certain business opportunities to multiple entities. If several business opportunities or operating entities approach management with respect to a Business Combination, management will consider a number of factors, including preferences of the management of the operating company and availability of resources of the acquiring company. However, management will act in what it believes will be in the best interests of the stockholders of the Registrant and other respective public companies.

The Company intends to conduct its activities so as to avoid being classified as an “Investment Company” under the Investment Company Act of 1940, and therefore avoid application of the costly and restrictive registration and other provisions of the Investment Company Act of 1940 and the regulations promulgated thereunder.

INDEX

We are a Blank Check Company

At present, the Company has no sources of revenue and has no specific business plan or purpose. The Company’s business plan is to seek a Business Combination. As a result, the Company is a “blank check” or “shell” company. Many states have enacted statutes, rules and regulations limiting the sale of securities of shell companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in the Company’s securities or undertake any offering of the Company’s securities, either debt or equity, until such time as the Company has successfully implemented its business plan and closed on a suitable Business Combination.

The Company’s common stock is a “penny stock,” as defined in Rule 3a51-1 under the Exchange Act. The penny stock rules require a broker-dealer, prior to a transaction in penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that the broker-dealer, not otherwise exempt from such rules, must make a special written determination that the penny stock is suitable for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. So long as the Company’s common stock is subject to the penny stock rules, the level of trading activity could be limited and it may be difficult for investors to sell our common stock.

Item 1A.	Risk Factors.

The Company is subject to numerous risk factors, including the following:

We are dependent on the services of certain key personnel.

The Company is dependent upon the continued services of its officers and directors. To the extent that their services become unavailable, the Company will be required to obtain other qualified personnel and there can be no assurance that it will be able to recruit and hire qualified persons upon acceptable terms.

We have limited financial and personnel resources with which to achieve our intended business objectives and our independent auditor’s report for the fiscal year ended December 31, 2008 contains a going concern qualification.

At present, we have no business operations and our business activities are limited to seeking a Business Combination. Due to our limited financial and personnel resources, there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives. Although on June 28, 2007, and on May 19, 2008, we sold $100,000 and $60,000 of convertible notes, respectively, we have only limited resources and have no current source of operating income, revenues or cash flow from operations. There is no guaranty there are enough funds for us to continue our corporate existence and our business objective to seek a Business Combination, as well as funding the costs, including professional accounting fees and expenses related to continuing to be a reporting company under the Exchange Act, and there is no assurance that we will be able to locate any additional needed funds. In addition, we will not generate any revenues at least until, and we will only potentially generate revenues if, we enter into a new business, of which there can be no assurance. The independent accountant’s report for the year ended December 31, 2008 states that our losses from operations and our working capital deficiency raise substantial doubt about our ability to continue as a going concern.

We will be required to seek additional financing.

We have no revenues and are dependent upon the aggregate of $160,000 received by us through the issuances of convertible notes on June 28, 2007, and May 19, 2008, to fund our costs associated with our reporting obligations under the Exchange Act, and other administrative costs associated with our corporate existence. The Company has incurred and expects to continue to incur costs for general and administrative expenses, including accounting fees, reinstatement fees, and other professional fees related to the preparation and filing of this Registration Statement under the Exchange Act. We do not expect to generate any revenues until, and we will only potentially generate revenues if, we enter into a new business. We believe that we may need additional financing to pay accounting and professional fees and other expenses to fulfill our reporting obligations under the Exchange Act until we commence business operations. The sale of additional equity or convertible debt securities could result in additional dilution to the stockholders. In addition, our failure to secure additional financing could have a material adverse affect on our ability to pay the accounting and other fees required in order to continue to fulfill our reporting obligations and pursue our business plan. We do not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that any such arrangement would be available at all or on terms acceptable to us.

INDEX

Our management will have broad discretion in connection with the selection of a Business Combination.

Any person who invests in our securities will do so without an opportunity to evaluate the specific merits or risks of any potential Business Combination in which we may engage. As a result, investors will be entirely dependent on the broad discretion and judgment of management in connection with the selection of a Business Combination. There can be no assurance that determinations made by our management will permit us to achieve our business objectives.

Since we have not yet selected a particular industry or any target business with which to complete our Business Combination, stockholders will be unable to ascertain the merits or risks of the industry or business in which we may ultimately operate.

There is no basis for stockholders to evaluate the possible merits or risks of potential Business Combinations or the particular industry in which we may ultimately operate. To the extent that we effect a Business Combination with a financially unstable entity or an entity that is in its early stage of development or growth, including entities without established records of revenues or income, we will become subject to numerous risks inherent in the business and operations of such entity. In addition, to the extent that we effect a Business Combination with an entity in an industry characterized by a high degree of risk, we will become subject to the currently unascertainable risks of that industry. A high level of risk frequently characterizes certain industries that experience rapid growth. Although management will endeavor to evaluate the risks inherent in a particular new prospective business or industry, there can be no assurance that we will properly ascertain or assess all such risks or that subsequent events may not alter the risks that we perceive at the time of the consummation of a Business Combination.

We currently do not have any agreements nor any minimum requirements for a Business Combination.

The Company has no current arrangement, agreement or understanding with respect to engaging in a Business Combination with a specific entity. There can be no assurance that the Company will be successful in identifying and evaluating or in concluding a Business Combination. No particular industry or specific business within an industry has been selected for a target company. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria that it will require a target company to have achieved, or without which the Company would not consider a Business Combination with such business entity. Accordingly, the Company may enter into a Business Combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics. There can be no assurance that the Company will be able to negotiate a Business Combination on terms favorable to the Company. In addition, there can be no assurance that a Business Combination will benefit stockholders or prove to be more favorable to stockholders than any other investment that may be made by stockholders and investors.

We may have only limited ability to evaluate the management of the target business.

We may have only limited ability to evaluate the management of the target business. Although we intend to closely scrutinize the management of a prospective target business in connection with evaluating the desirability of effecting a Business Combination, we cannot assure you that our assessment of management will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company and the securities laws, which could increase the time and resources we must expend to assist them in becoming familiar with the complex disclosure and financial reporting requirements imposed on U.S. public companies, including the requirement to maintain an effective system of internal controls. This could be expensive and time-consuming and could lead to various regulatory issues that may adversely affect the price of our stock.

INDEX

Reporting requirements may delay or preclude the consummation of a Business Combination.

Pursuant to the requirements of Section 13 of the Exchange Act, the Company is required to provide certain information about significant acquisitions including audited financial statements of the acquired company. These audited financial statements must be furnished within 4 days following the effective date of a Business Combination. Obtaining audited financial statements are the economic responsibility of the target company. The additional time and costs that may be incurred by some potential target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

We will be required to comply with the internal control requirements of the Sarbanes-Oxley Act of 2002 for the fiscal year ending December 31, 2009. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal control over financial reporting. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete and transition any such acquisition.

There Is No Active Market for Our Common Stock and None May Develop or Be Sustained

There is currently no substantial active trading market in our common stock. Current trading is limited. There can be no assurance that there will be an active trading market for our securities following commencement of a new business. In the event that an active trading market commences, there can be no assurance as to the market price of our shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

Our principal stockholders have significant voting power and may vote their shares in a manner that is not in the best interest of other stockholders.

Our principal stockholders control over 50% of the voting power represented by our outstanding shares of Common Stock and if these stockholders act together, they will be able to exert significant control over our management and affairs requiring stockholder approval, including approval of a Business Combination. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all our stockholders.

Our officers and directors will allocate some portion of their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs.

Our management is not required to commit its full time to our affairs. As a result, pursuing Business Combinations may require a greater period of time than if it would devote its full time to our affairs. Management is not precluded from serving as officers or directors of any other entity that is engaged in business activities similar to those of the Company. In the future, management may become associated or affiliated with entities engaged in business activities similar to those we intend to conduct. In such event, management may have conflicts of interest in determining to which entity a particular Business Combination should be presented. Mr. Kier, a director, currently serves as a director and/or officer of one other such company. In general, officers and directors of a Delaware corporation are required to present certain business opportunities to such corporation. In cases where our management has multiple business affiliations, they may have similar legal obligations to present certain business opportunities to multiple entities. If several business opportunities or operating entities approach management with respect to a Business Combination, management will consider a number of factors, including preferences of the management of the operating company and availability of resources of the acquiring company. However, management will act in what it believes will be in the best interests of the stockholders of the Registrant and other respective public companies.

INDEX

Because of significant competition for business combination opportunities, including numerous companies with a business plan similar to ours, it may be more difficult for us to complete a Business Combination.

In identifying, evaluating and selecting a target business for our potential Business Combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies and operating businesses seeking acquisitions. Many of these entities may be well established and may have extensive experience in identifying prospective business combinations. Many of these competitors may possess greater financial, technical, human and other resources than we do and there can be no assurance that we will have the ability to compete successfully. While we believe there are numerous potential target businesses with which we could enter into a Business Combination with, our ability to acquire larger target businesses will be limited by our available financial resources.

There may be state blue-sky law restrictions upon the ability of investors to resell our securities.

The holders of our shares of common stock and those persons who desire to purchase them in any trading market that might develop should be aware that there may be state blue-sky law restrictions upon the ability of investors to resell our securities. Accordingly, investors should consider the secondary market for the Registrant’s securities to be a limited one.

We do not expect to pay dividends for the foreseeable future.

We do not expect to pay dividends for the foreseeable future because we have no revenues. The payment of dividends will be contingent upon our future revenues and earnings, if any, capital requirements and overall financial condition. The payment of any future dividends will be within the discretion of our board of directors. It is our expectation that after the consummation of a Business Combination that future management will determine to retain any earnings for use in business operations and, accordingly, we do not anticipate declaring any dividends in the foreseeable future.

There may be a change in control and management of the Company in connection with a Business Combination.

In conjunction with completion of a Business Combination, it is anticipated that the Company will issue an amount of the Company’s authorized but unissued common stock that represents a majority of the voting power and total capital stock of the Company, which will, in all likelihood, result in stockholders of a target company obtaining a controlling interest in the Company. As a condition of the Business Combination agreement, the current controlling stockholders of the Company may agree to sell or transfer all or a portion of the Company’s common stock they own so as to provide the target company with all or majority control. The resulting change in control of the Company will likely result in removal of the present officer and directors of the Company and a corresponding reduction in or elimination of their participation in the future affairs of the Company.

Conversion of convertible notes and warrants may result in significant dilution of our common stock.

On June 28, 2007 and May 19, 2008, we issued convertible notes with a face amount of $100,000 and $60,000, respectively, and related warrants. Upon the conversion of the notes into an aggregate of 53,333,333 shares of common stock or the exercise of the warrants into an aggregate of 80,000,000 shares of common stock, the per share trading value of the Company’s common stock may increase or decrease, perhaps significantly.

INDEX

Issuance of additional shares of common stock in connection with a Business Combination may result in dilution of our common stock.

A Business Combination normally will involve the issuance of a significant number of additional shares of common stock. Depending upon the value of the assets acquired in such Business Combination, the per share trading value of the Company’s common stock may increase or decrease, perhaps significantly.

So long as our common stock is subject to the penny stock rules, the level of trading activity could be limited and it may be difficult for investors to sell our common stock.

Our securities will be considered a “penny stock” as defined in the Exchange Act and the rules thereunder, unless the price of our shares of common stock is at least $5.00. We expect that our share price will be less than $5.00, Unless our common stock is otherwise excluded from the definition of “penny stock”, the penny stock rules apply. The penny stock rules require a broker-dealer, prior to a transaction in penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that the broker-dealer, not otherwise exempt from such rules, must make a special written determination that the penny stock is suitable for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. So long as our common stock is subject to the penny stock rules, the level of trading activity could be limited and it may be difficult for investors to sell our common stock.

We may become subject to regulation under the Investment Company Act.

In the event the Company engages in a Business Combination which results in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs.

It is possible that our Business Combination may not meet the statutory requirements of a tax-free reorganization or that the parties may not obtain the intended tax-free treatment upon a transfer of stock or assets.

Federal and state tax consequences will, in all likelihood, be major considerations in any Business Combination that the Company may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. The Company intends to structure any Business Combination so as to minimize the federal and state tax consequences to both the Company and the target entity; however, there can be no assurance that such Business Combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes, which may have an adverse effect on both arties to the transaction.

If we locate a suitable target business outside of the United States, we would be subject to all the inherent risks of doing business in that foreign country.

Although we intend to focus our search on target businesses located within the United States, we are not limited to this geographical region. It is possible that prospective target businesses could be introduced to us in this and other areas. If we locate a suitable target business outside of the United States, we would be subject to all the inherent risks of doing business in that foreign country. For instance, many countries have had economic difficulties d political instability. If we were to complete a Business Combination with a target business located in another country, our operations and profitability could be negatively affected by that country’s response to these and other issues. In addition, we cannot assure you that management of the target business will be familiar with United States securities laws. If new management is unfamiliar with our laws, it may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

INDEX

Adverse changes in economic conditions may adversely affect our plan of operation.

The Registrant’s current and future business plans are dependent, in large part, on the state of the general economy. Consequently, adverse changes in economic conditions may adversely affect our plan of operation.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

The Company does not own or lease any property.

Item 3.	Legal Proceedings.

The Company’s officers and directors are not aware of any threatened or pending litigation to which the Company is a party or which any of its property is the subject and which would have any material, adverse effect on the Company.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.	Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters.

Market Price

The Company’s common stock is subject to quotation on the pink sheets under the symbol QOBJ. Until the Fourth Quarter of 2001, the common stock of the Company was traded under the symbol QUOB on the American Stock Exchange. The following table shows the high and low bid prices for the Company’s common stock during the last two completed fiscal years as reported on the pink sheets. These prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions.

	Price of Common Stock ($)
	High	Low
Fiscal 2007
January 1, 2007 – March 31, 2007	0.002175	0.002
April 1, 2007 – June 30, 2007	0.002	0.002
July 1, 2007 – September 30, 2007	0.002	0.002
October 1, 2007 – December 31, 2007	0.0045	0.0005

Fiscal 2008
January 1, 2008 – March 31, 2008	0.002	0.0015
April 1, 2008 – June 30, 2008	0.015	0.005
July 1, 2008 – September 30, 2008	0.015	0.008
October 1, 2008 – December 31, 2008	0.015	0.004

INDEX

Options, warrants, Etc.

Other than Convertible Notes which are convertible into an aggregate of 53,333,333 shares of Common Stock and warrants to purchase an aggregate of 80,000,000 shares of common stock issued in connection with the issuance of $100,000 Convertible Notes and $60,000 Convertible Notes, there are no outstanding options or any other securities convertible into, the Company’s common stock. Further, there are no shares of common stock of the Company being, or proposed to be, publicly offered by the Company.

Holders

As of the date of this registration statement, there are approximately 230 holders of record of the Company’s common stock. The Company believes that there are in excess of 800 beneficial owners of the Company’s common stock.

Dividends

The Company has not paid any dividends on its common stock within the past two fiscal years or during the current fiscal year, and has no plans to do so in the foreseeable future.

Equity Compensation Plan Information

As of the date of filing of this Form 10-K, no shares of common stock are issuable by the Company upon the exercise of options, warrants and rights under any equity compensation plan.

Item 6.	Selected Financial Data.

Not applicable, as the Company is a smaller reporting company.

Item 7.	Management’s Discussion and Analysis and Results of Operations.

The Company intends to seek to acquire assets or capital stock of an entity engaged in a business that generates, or has the potential of generating revenues, in exchange for securities of the Company. The Company has not identified a particular acquisition target as of the date of filing of this registration statement, and has not entered into any negotiations regarding any such acquisition. None of the Company’s officers, directors, promoters or affiliates has engaged in any negotiations with any representative of any other company regarding a Business Combination between the Company and such other company as of the date of this registration statement.

The Company intends to remain a shell company until a merger or acquisition is consummated, and it is anticipated that during that time frame the Company’s cash requirements will be minimal. We believe that we may need additional financing to pay accounting and professional fees and other expenses to fulfill our reporting obligations under the Exchange Act until we commence business operations. Our failure to secure additional financing would have a material adverse affect on our ability to pay the accounting and other fees required in order to continue to fulfill our reporting obligations and pursue our business plan.

The Company intends to seek to carry out its business plan as discussed herein. In order to do so, the Company needs to pay ongoing expenses, including particularly legal and accounting fees incurred in conjunction with preparation and filing of this Registration Statement, and in conjunction with future compliance with its ongoing reporting obligations under the Exchange Act. The Company has limited capital with which to pay these anticipated expenses, and there is substantial doubt about the Company’s ability to continue as a going concern. We believe that we may need additional funds to pay accounting and professional fees and other expenses to fulfill our reporting obligations under the Exchange Act until we commence business operations.

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

INDEX

The Company’s board of directors intends to provide the Company’s stockholders with complete disclosure documentation concerning the structure of a proposed Business Combination prior to consummation.

Results of Operations

The following discussion and analysis should be read in conjunction with the Financial Statements and related notes to the Financial Statements, which are included as part of Item 8 of this Form 10-K.

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

On June 28, 2007, the Company issued a one-year convertible note in the face amount of $100,000 with an interest rate of 8%. The note is convertible into 33,333,333 shares of our common stock. In connection with the issuance of the note, the Company issued warrants to purchase 50,000,000 shares of common stock.

INDEX

On May 19, 2008, the Company issued one-year convertible notes in the face amount of $60,000 with an interest rate of 8%. The notes are convertible into an aggregate of 20,000,000 shares of our common stock. In connection with the issuance of these notes, the Company issued warrants to purchase 30,000,000 shares of common stock.

Critical Accounting Policies

A summary of significant accounting policies is included in Note 1 of the audited financial statements included in this Annual Report. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information. Our financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses. These estimates and assumptions are affected by management’s application of accounting policies.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable, as the Company is a smaller reporting company.

Item 8.	Financial Statements and Supplementary Data.

The financial statements and supplementary information filed as part of this Item 8 are listed under Item 15, “Exhibits and Financial Statement Schedules,” are contained in this Form 10-K beginning on page 14.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A(T).	Controls and Procedures.

Evaluation of Disclosure Controls And Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based upon that evaluation, the President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic reports.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time. Based on the evaluation under the framework in “Internal Control—Integrated Framework,” the Company’s management concluded that the Company’s internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2008.

INDEX

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting, pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

The Company has made no significant changes in its internal controls over financial reporting, or in other factors that could significantly affect these controls during the three months ended December 31, 2008 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

This information will be contained in the Proxy Statement of the Company for the 2009 Annual Meeting of Stockholders under the caption “Election of Directors” and is incorporated herein by reference.

Item 11.	Executive Compensation.

This information will be contained in the Proxy Statement of the Company for the 2009 Annual Meeting of Stockholders under the caption “Executive Compensation” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information will be contained in the Proxy Statement of the Company for the 2009 Annual Meeting of Stockholders under the caption “Security Ownership” and is incorporated herein by reference.

Item 13.	Certain Relationships, Related Transactions And Director Independence.

This information will be contained in the Proxy Statement of the Company for the 2009 Annual Meeting of Stockholders under the caption “Certain Relationships, Related Transactions and Director Independence” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees And Services.

This information will be contained in the Proxy Statement of the Company for the 2009 Annual Meeting of Stockholders under the caption “Independent Auditors” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Financial Statements for the years ended December 31, 2007 and December 31, 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
QueryObject Systems Corporation

We have audited the accompanying consolidated balance sheets of QueryObject Systems Corporation as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2008 and 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QueryObject Systems Corporation as of December 31, 2008 and 2007 and the results of their operations and their cash flows for the years ended December 31, 2008 and 2007 in conformity with U. S. generally accepted accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a net loss of $164,615. As a result, the current operations are not an adequate source of cash to fund future operations. These issues among others raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sherb & Co., LLP
Sherb & Co., LLP

New York, New York
April 15, 2009

INDEX

QUERYOBJECT SYSTEMS CORPORATION
BALANCE SHEETS

Assets
	Year Ended December 31,
	2008	2007
Current Assets

Cash	$11,009	$51,066
Total Assets	$11,009	$51,066

Liabilities and Stockholders' Deficit

Current Liabilities

Accounts payable and accrued expenses	$33,679	$32,077
Convertible notes payable, less $35,083 and $18,634 unamortized discount at December 31, 2008 and 2007, respectively	135,300	81,366
Total Current Liabilities	168,979	113,443

Stockholders' Deficit
Preferred stock, $.001 par value; 4,000,000 share authorized none issued and outstanding	-	-
Common stock, $.003 par value; 250,000,000 shares authorized; 42,861,328 and 39,854,012 issued and outstanding at December 31, 2008 and 2007, respectively	128,584	119,562
Additional paid-in-capital	59,568,187	59,508,187
Accumulated deficit	(59,854,741)	(59,690,126)
Total Stockholders' Deficit	(157,970)	(62,377)
Total Liabilities and Stockholders' Deficit	$11,009	$51,066

See notes to financial statements

INDEX

QUERYOBJECT SYSTEMS CORPORATION
STATEMENTS OF OPERATIONS

	Year ended December 31,
	2008	2007

Revenues	$-	$-

Cost and Expenses
General and administrative	100,852	60,282
Interest expense	63,763	23,077
Loss before other income	164,615	83,359

Interest income	-	742

Net loss	$(164,615)	$(82,617)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Shares - Basic and Diluted	40,867,466	39,854,012

See notes to financial statements

INDEX

QUERYOBJECT SYSTEMS CORPORATION
STATEMENTS OF STOCKHOLDERS' DEFICIT
FROM JANUARY 1, 2007 TO DECEMBER 31, 2008

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance at January 1, 2007	39,854,012	$119,562	$59,470,553	$(59,607,509)	$(17,394)

Beneficial conversion feature	-	-	37,634	-	37,634
Net Loss	-	-	-	(82,617)	(82,617)

Balance at December 31, 2007	39,854,012	119,562	59,508,187	(59,690,126)	(62,377)

Issued shares for interest @ $0.003	3,007,316	9,022	-	-	9,022
Beneficial conversion feature	-	-	60,000	-	60,000
Net Loss	-	-	-	(164,615)	(164,615)

Balance at December 31, 2008	42,861,328	$128,584	$59,568,187	$(59,854,741)	$(157,970)

See notes to financial statements

INDEX

QUERYOBJECT SYSTEMS CORPORATION
STATEMENTS OF CASH FLOW

	Year ended December 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIIVITIES:
Net loss	$(164,615)	$(82,617)
Adjustments to reconcile net loss to
net cash used in operating activities:
Shares issued for interest	9,022	-
Amortization of beneficial conversion feature	53,934	19,000
Change in assets and liabilities:
Accounts payable and accrued expenses	1,602	14,577
NET CASH USED IN OPERATING ACTIVITIES	(100,057)	(49,040)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible note	60,000	100,000
NET CASH FROM FINANCING ACTIVITIES	60,000	100,000

(DECREASE) INCREASE IN CASH	(40,057)	50,960

CASH - BEGINNING OF YEAR	51,066	106

CASH - END OF YEAR	$11,009	$51,066

SUPPLEMENTAL NONCASH FINANCING ACTIVITIES:
Beneficial conversion feature	$60,000	$37,634

See notes to financial statements

INDEX

QueryObject Systems Corporation
Notes to Financial Statements

1.            Organization and Summary of Significant Accounting Policies

Organization

QueryObject Systems Corporation (the “Company”) was originally incorporated in California in February 1989. In November 1997, pursuant to a plan of corporate reorganization, the Company merged with its wholly owned Delaware subsidiary. The Company developed and marketed proprietary business intelligence software and application services solutions that enabled business managers to leverage existing corporate data in making strategic decisions. The company discontinued these operation in December 12, 2001 and since then has been inactive.

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
Diluted earnings per share are based on the potential dilution that would occur on exercise or conversion of securities into common stock. Outstanding options and warrants to purchase shares of common stock that could potentially dilute basic earnings per share in the future were not included in the computation of diluted net loss per share because to do so would have had an anti-dilutive effect for the periods presented. As a result, the basic and diluted per share amounts are identical for all periods presented. As of December 31, 2007, the Company has outstanding Senior Convertible Notes (see Note 4.) that are convertible into 53,333,333 common shares and warrants outstanding to purchase an additional 80,000,000 common shares.

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

INDEX

QueryObject Systems Corporation
Notes to Financial Statements

RECENT ISSUED ACCOUNTING STANDARDS

Recent Issued Accounting Standards

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, Accounting for  Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial  cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of fiscal 2010, and this standard must be applied on a retrospective basis. We are evaluating the impact the adoption of FSP APB 14-1  will have on our consolidated financial position and results of operations.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles. This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission (“SEC”) of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect SFAS No. 162 to have a material impact on the preparation of our consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 , which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company beginning January 1, 2009.  Management believes that, for the foreseeable future, this Statement will have no impact on the financial statements of the Company once adopted.

Management does not believe that any recently issued, but not effective accounting pronouncements if currently adopted would have a material effect on the accompanying consolidated financial statements.

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

INDEX

QueryObject Systems Corporation
Notes to Financial Statements

On June 17, 2008, the Company issued a total of 3,007,316 shares of common stock to holders of the 2007 notes in payment of $9,022 in interest that had accrued through such date. In addition, the Company entered into an amendment to the 2007 notes extending the expiration date thereof to May 19, 2009.

The fair value of the warrants and the beneficial conversion feature was $35,484 using the Black-Scholes option-pricing model with the following assumptions; no dividends; risk-free interest rate of 5%; an expected life of five years and volatility of 75%. Accordingly, the fair value of the amount allocated to the beneficial conversion feature is being amortized over the life of the Note (originally one year) and is reported as interest. Amortization of $18,634 and $16,850 was included as interest expense for the years ended December 31, 2008 and 2007, respectively.

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

The fair value of the warrants and the beneficial conversion feature was $60,000 using the Black-Scholes option-pricing model with the following assumptions; no dividends; risk-free interest rate of 5%; an expected life of five years and volatility of 75%. Accordingly, the fair value of the amount allocated to the beneficial conversion feature will be amortized over the life of the 2008 notes (one year) and will be reported as interest. Amortization of $35,300 was included as interest expense for the year ended December 31, 2008.

4.           Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“SFAS109”).  This standard requires recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards.  SFAS 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

For the years ended December 31, 2008 and 2007, the benefit for income taxes differed from the amounts computed by applying the statutory federal income tax rate of 35% to loss before provision for income taxes.  The reconciliation is as follows:

	Year Ended December 31,
	2008	2007
Benefit computed at statutory rate	$58,000	$29,000
Permanent difference	-	(7,000)
Income tax benefit not utilized	(58,000)	(22,000)
Net income tax benefit	$-	$-

The Company has net operating loss carryforwards for income tax totaling purposes approximately $58,650,000 at December 31, 2008 which expire through 2028.  A significant portion of these carryforwards is subject to annual limitations due to “equity structure shifts” or “owner shifts” involving “five percent shareholders” (as defined in the Internal Revenue Service Code) which results in a more than fifty percent change in ownership.

INDEX

QueryObject Systems Corporation
Notes to Financial Statements

Tax benefit of net operating loss carryforward	$20,533,000
Valuation allowance	(20,533,000)
Net deferred tax asset	$-

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

As of December 31, 2008, there are 42,861,328 issued and outstanding shares of Common Stock and 4,000,000 shares of preferred stock, par value $0.001 per share, of which none have been designated or issued. The following summarizes the important provisions of the Company’s capital stock.

Common Stock

The holders of shares of common stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders. There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares voted can elect all of the directors then being elected. The holders of common stock are entitled to receive dividends when, as and if declared by the board of directors out of funds legally available thereof. In the event of liquidation, dissolution or winding up of the Company, the holders of common stock are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision has been made for each class of stock, if any, having preference over the common stock. Holders of shares of common stock, as such, have no redemption, preemptive or other subscription rights, and there are no conversion provisions applicable to the common stock. All of the outstanding shares of common stock are fully paid and non-assessable.

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

INDEX

(b)	Copies of the following documents are filed with this Annual Report on Form 10-K as exhibits.

Exhibit Number	Description
3.1*	Certificate of Incorporation, as amended
3.2*	Certificate of Amendment, dated March 14, 2008, to Certificate of Incorporation
3.3*	Certificate of Amendment, dated May 16, 2008, to Certificate of Incorporation
3.4*	By-Laws
4.1*	Form of Promissory Note, dated June 17, 2007
4.2*	Form of Warrant, dated June 17, 2007
4.3*	Form of Promissory Note, dated May 19, 2008
4.4*	Form of Warrant, dated May 19, 2008
31.1	Section 302 Certification of Principal Executive Officer
32.1	Section 906 Certification of Principal Executive Officer

* Previously filed in connection with the Company’s Form 10 and incorporated herein by reference.

INDEX

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

QueryObject Systems Corporation
(Registrant)

Date: April 14, 2009	By:	/s/ Daniel Pess
		Name:	Daniel Pess
		Title:	President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel Pess	President and Director (Principal Executive Officer and Principal Financial Officer)	April 14, 2009
Daniel Pess

/s/ Isaac Kier	Director	April 14, 2009
Isaac Kier

	Director	April 14, 2009
Paul Sonkin