Form 10-K/A
period 2008-12-31
QUERYOBJECT SYSTEMS CORP
filed 2009-04-30
CIK 855743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors, Executive Officers and Significant Employees

The names, ages and positions of the Company’s current directors and executive officers are as follows:

Name	Age	Positions and Offices Held
Daniel Pess	56	President, Chief Executive Officer, Secretary, Treasurer and Director
Paul Sonkin	40	Director
Isaac Kier	56	Director

Directors and Executive Officer

Daniel Pess, President, Chief Executive Officer, Secretary, Treasurer and Director

Daniel M. Pess is the sole officer and a director of the Company.  Mr. Pess is currently Executive Vice President and Chief Financial Officer of CERTPOINT Systems Inc., a software company.  From September 2006 to May 2007, Mr. Pess was Senior Vice President and Chief Financial Officer of ATC Healthcare Services, a temporary staffing company.  From February 2005 to August 2006, Mr. Pess was Senior Vice President and Chief Financial Officer of USADATA, Inc., a technology company.  From April 2002 until October 2003, Mr. Pess was Senior Vice President and Chief Financial Officer of White Amber, Inc., a software company.  In October 2003, White Amber, Inc. was sold to Recruitsoft, Inc., also a software company.  Mr. Pess served as a consultant to Recruitsoft, Inc. from October 2003 until May 2004.  From May 2004 to January 2005, Mr. Pess performed consulting services for several companies.  Mr. Pess joined the Company in July 1994 as Vice President of Finance and Administration and was promoted to Senior Vice President of Finance and Administration in October 1997.  In December 1998, Mr. Pess became Executive Vice President and he served as Chief Operating Officer from December 1998 to October 2000.  Since December 1996, Mr. Pess has also served as Chief Financial Officer of the Company and since August 1997 Mr. Pess has served as Secretary of the Company.  From 1991 to July 1994, Mr. Pess was Corporate Controller of Uniforce Services, Inc., and a supplemental staffing company.  From 1986 to 1991, Mr. Pess was employed as Chief Financial Officer and Controller of The Dartmouth Plan, Inc., a financial institution involved in mortgage and leasing origination, sales and service.  Mr. Pess is a Certified Public Accountant and holds a B.S. in Accounting from C.W. Post College of Long Island University.

Isaac Kier, Director

Isaac Kier has served as a director since September 2007, and is currently the managing partner at Kier Global LLC, a private family office and active investor in private and public companies.  Mr. Kier also serves as CEO of KG Funds, a fund of hedge funds.  Prior to forming Kier Global LLC in February 2006, he was a partner of the General Partner of Coqui Capital Partners, a Small Business Investment Companies venture fund investing in private companies in the biotechnology, telecommunications and entertainment industries from 2000 to January 2006.  From 2004 to 2006 Mr. Kier served as Secretary, Treasurer and director of Tremisis Energy Acquisition Corporation (TEGY.OB now NASDAQ: RAME).  From April 2005 until October 2006 Mr. Kier served as President, Secretary and Treasurer of MPLC, Inc. (MPNC.OB).  He served as a director of MPLC, Inc. from April 2005 until January 2007.  Since April 1997, Mr. Kier has been a principal of First Americas Management, LLC, an investment partnership focusing on merger and acquisition opportunities globally.  He also served as President, Chief Executive Officer and Chairman of the Board of Lida, Inc. (NASDAQ: LIDA) from 1981 until 1995.  From 1987 to 1997, he served as the Managing Partner of Dana Communications Limited, a non-wireline cellular licensee.

Mr. Kier currently serves on the Board of Directors of the following publicly reporting company: Rand Logistics, Inc. (RAQC.OB)

Mr. Kier received his B.A. in Economics from Cornell University and his J.D. from George Washington University Law School.

Paul Sonkin, Director

Paul D. Sonkin has served as the Chief Investment Officer to Hummingbird Value Fund, L.P., a Delaware limited partnership, since its inception in December 1999, to Hummingbird Microcap Value Fund, LP, since its inception in March 2002, to Hummingbird Concentrated Fund, LP, since its inception in January 2004, and to Tarsier Nanocap Value Fund, LP, since its inception in June 2005.  Mr. Sonkin currently sits on the Board of Directors of Meade Instruments Corp. (NASDAQ MEAD) Since January 1998, Mr. Sonkin has served as an adjunct professor at Columbia University Graduate School of Business, where he teaches courses on securities analysis and value investing.  From May 1998 to May 1999, Mr. Sonkin was a senior analyst at First Manhattan & Co., a firm that specializes in mid and large cap value investing.  From May 1995 to May 1998, Mr. Sonkin was an analyst and portfolio manager at Royce & Associates, which practices small and micro cap value investing.  Mr. Sonkin is a member of the Board of Directors of Conihasset Capital Partners, Inc.  Mr. Sonkin received an MBA from Columbia University and a BA degree in Economics from Adelphi University.

Involvement on Certain Material Legal Proceedings During the Last Five Years

1.	No director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations or is subject to any pending criminal proceeding.

2.
No bankruptcy petitions have been filed by or against any business or property of any director, officer, significant employee or consultant of the Company nor has any bankruptcy petition been filed against a partnership or business association where these persons were general partners or executive officers.

3.
No director, officer, significant employee or consultant has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

4.	No director, officer or significant employee has been convicted of violating a federal or state securities or commodities law.

Item 11.	Executive Compensation.

Neither the Company’s current executive officer nor any of the Company’s current directors receives any compensation for his services rendered to the Company, has received such compensation in the past three years, or is accruing any compensation pursuant to any agreement or arrangement with the Company.  The Company currently has no employment agreements, retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of directors, officers, or other employees.

The officer and directors of the Company will not receive any finder’s fees, either directly or indirectly, as a result of their efforts to implement the Company’s business plan outlined herein.

Option/SAR Grants in Last Fiscal Year

The Company granted no options during fiscal year 2008 and had no options outstanding as of the end of fiscal year 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of the date of this Form 10-K/A, there are 42,861,328 shares of the Company’s common stock, par value $0.003 per share, issued and outstanding.  The following table sets forth certain information regarding the beneficial ownership of the Company’s common stock by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the Company’s common stock; (ii) by each executive officer of the Company at the end of the last completed fiscal year; (iii) each current director and executive officer; and (iv) by all of the foregoing executive officers (including the former executive officers) and current directors of the Company as a group. Each of the persons named in the table has sole voting and investment power with respect to the shares beneficially owned.

Directors, Executive Officers And 5% Stockholders	Number of Shares of Common Stock Beneficially Owned(1)		Percentage(2)

David Nussbaum 275 Madison Avenue 27th Floor New York, New York 10016	59,267,646	(3)(4)	61.6%

Steve Levine 275 Madison Avenue 27th Floor New York, New York 10016	59,057,665	(3)(4)	61.4%

BRMR LLC Barry Rubenstein 68 Wheatley Road Brookville, New York 11545	57,751,900	(4)	60.1%

Phil Bloom 18-70 211th Street Bayside NY 11360	12,179,518		28.4%

Dalewood Associates LP 275 Madison Avenue 27th Floor New York, New York 10016	58,632,674	(3)(4)	60.3%

Daniel M. Pess	-----		-----

Paul Sonkin The Tarsier Nanocap Value Fund LP 460 Park Avenue - 12th Floor New York, New York 10022	13,333,333	(5)	23.7%

Isaac Kier Isaac Kier Revocable Trust 1775 Broadway, Suite 604 New York, New York 10019	13,333,333	(6)	23.7%

All directors and executive officers as a group (Daniel M. Pess, Paul Sonkin and Isaac Kier)	26,666,666	(5)(6)	38.4%

* Less than one percent.

(1)
A person is deemed to be the beneficial owner of voting securities that can be acquired by such person within 60 days of April 15, 2009 upon the exercise of options, warrants or convertible securities.  Each beneficial owner’s percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and that are currently exercisable (i.e., that are exercisable within 60 days after May 20, 2008) have been exercised.  Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them.

(2)	Based on 42,861,328 shares of Common Stock outstanding as of April 15, 2009.

(3)
Includes 32,000,000 shares of Common Stock underlying a warrant exercisable within 60 days and 21,333,333 shares of Common Stock underlying a convertible note exercisable within 60 days held by Dalewood Associates LP.  Each of David Nussbaum and Steve Levine exercise sole or shared voting and or dispositive power for the shares held by Dalewood Associates LP, EarlyBirdCapital, Inc. and Firebrand Financial Group, Inc.  By virtue of this relationship, David Nussbaum, Steve Levine, Dalewood Associates LP, EarlyBirdCapital, Inc. and Firebrand Financial Group may be considered a group for purposes of Section 13(d)(3) of the Exchange Act.

(4)
Includes 32,000,000 shares of common stock underlying a warrant exercisable within 60 days and 21,333,3333 shares of Common Stock underlying a convertible note exercisable within 60 days held by BRMR LLC, a limited liability company whose members are Barry Rubenstein and Marilyn Rubenstein.  Also includes 60,600 shares held by Barry Rubenstein.  Barry Rubenstein exercises sole voting and dispositive power of the shares held by BRMR LLC.

(5)
Consists of 8,000,000 shares of common stock underlying a warrant exercisable within 60 days and 5,333,333 shares of common stock underlying a convertible note exercisable within 60 days held by the Tarsier Nanocap Value Fund LP.  Paul Sonkin exercises sole voting and dispositive power for the shares held by the Tarsier Nanocap Value Fund L.P.

(6)
Consists of 8,000,000 shares of common stock underlying a warrant exercisable within 60 days and 5,333,333 shares of common stock underlying a convertible note exercisable within 60 days held by the Isaac Kier Revocable Trust.  Isaac Kier exercises sole voting and dispositive power for the shares held by the Isaac Kier Revocable Trust.

Item 13.	Certain Relationships, Related Transactions And Director Independence.

On June 28, 2007, in consideration of a loan of $100,000, the Company issued to Dalewood Associates (“Dalewood”), a current stockholder, (i) a convertible promissory note, convertible into 33,333,333 shares of Common Stock at a conversion price of $0.003 per share and (ii) related warrants to purchase 50,000,000 shares of Common Stock.  Dalewood subsequently transferred (i) a convertible promissory note, convertible into 12,000,000 shares of Common Stock and (ii) related warrants to purchase 18,000,000 shares of Common Stock to BRMR LLC.

On May 19, 2008, in consideration of loans of $28,000, $16,000 and $16,000, made by BRMR LLC, the Isaac Kier Revocable Trust (an entity affiliated with Isaac Kier, a Director of the Company) and the Tarsier Nanocap Value Fund (an entity affiliated with Paul Sonkin, a Director of the Company), respectively, the Company issued to BRMR LLC, the Isaac Kier Revocable Trust and the Tarsier Nanocap Value Fund (i) convertible notes convertible into 9,333,333,  5,333,333, and 5,333,333 shares of Common Stock respectively and (ii) related warrants to purchase 14,000,000, 8,000,000 and 8,000,000 shares of Common Stock, respectively.

On June 17, 2008, the Company issued to Dalewood 1,924,683 shares of common stock in payment of $5,774.05 in interest that had accrued through such date on that certain Senior Convertible Promissory Note, dated as of May 19, 2008 made by the Company in favor of Dalewood. In addition, the Company entered into an amendment to the Dalewood Note extending the expiration date thereof to May 19, 2009.

On June 17, 2008, the Company issued to BRMR 1,082,633 shares of Common Stock in payment of $3,247.90 in interest that had accrued through such date on that certain Senior Convertible Promissory Note, dated as of May 19, 2008 made by the Company in favor of BRMR. In addition, the Company entered into an amendment to the BRMR Note extending the expiration date thereof to May 19, 2009.

Messrs. Kier and Sonkin are independent as that term is defined by the Nasdaq Stock Market.

Conflicts of Interest

Our management is not required to commit their full time to our affairs.  As a result, pursuing a Business Combination may require a greater period of time than if they would devote their full time to our affairs.  Management is not precluded from serving as officers or directors of any other entity that is engaged in business activities similar to those of the Company.  In the future, management may become associated or affiliated with entities engaged in business activities similar to those we intend to conduct.  In such event, management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.  Mr. Kier, a director serves as a director of one other such company.  In general, officers and directors of a Delaware corporation are required to present certain business opportunities to such corporation.  In cases where our management has multiple business affiliations, they may have similar legal obligations to present certain business opportunities to multiple entities.  If several business opportunities or operating entities approach management with respect to a Business Combination, management will consider a number of factors including preferences of the management of the operating company and availability of resources of the acquiring company.  However, management will act in what they believe will be in the best interests of the stockholders of the Registrant and other respective public companies.

Other than described above, there have been no transactions that are required to be disclosed pursuant to Item 404 of Regulation S-B.

Item 14.	Principal Accountant Fees And Services.

Sherb & Co. LLP audited our financial statements as of and for the two years ended December 31, 2008 and 2007.

Audit Fees

The aggregate fees billed for professional services rendered by Sherb & Co. LLP for the year ended December 31, 2008 were $25,500, consisting of audit fees of $15,000 and fees related to reviews of our Form 10 and related filings of $10,500.  The aggregate fees billed for professional services rendered by Sherb & Co. LLP for the fiscal year ended December 31, 2007 consisted of audit fees of $15,000.

Audit-Related Fees

We did not receive audit-related services from Sherb & Co. LLP that are not reported as Audit Fees for the years ended December 31, 2008 or 2007.

Tax Fees

Sherb & Co. LLP did not provide nor is expected to provide any professional services for tax compliance, tax advice and tax planning for the years ended December 31, 2008 and 2007.

All Other Fees

We did not receive products and services provided by Sherb & Co. LLP, other than those discussed above, for the years ended December 31, 2008 and 2007.

Pre-Approval Policy

The disinterested directors performed the responsibilities of the audit committee.  All of such services for the audit for the fiscal year ended December 31, 2008 were approved by such directors.  As the Company was not registered under the Securities Exchange Act of 1934, as amended, until May 2008, the services related to the audit for the fiscal year ended December 31, 2007 were approved by Daniel Pess, our sole Director prior to 2008.  On a going-forward basis, the Company intends to have an audit committee which will pre-approve all auditing services and permitted non-audit services to be performed for us by Sherb & Co. LLP, including the fees and terms thereof (subject to the de minimus exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.	Exhibits, Financial Statement and Schedules.

(a)	Financial Statements for the years ended December 31, 2007 and December 31, 2008.

(b)	Copies of the following documents are filed with this Annual Report on Form 10-K as exhibits.

Exhibit Number	Description
3.1*	Certificate of Incorporation, as amended
3.2*	Certificate of Amendment, dated March 14, 2008, to Certificate of Incorporation
3.3*	Certificate of Amendment, dated May 16, 2008, to Certificate of Incorporation
3.4*	By-Laws
4.1*	Form of Promissory Note, dated June 17, 2007
4.2*	Form of Warrant, dated June 17, 2007
4.3*	Form of Promissory Note, dated May 19, 2008
4.4*	Form of Warrant, dated May 19, 2008
31.1	Section 302 Certification of Principal Executive Officer and Prinicipal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

* Previously filed in connection with the Company’s Form 10 and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

QueryObject Systems Corporation
(Registrant)

Date: April 30, 2009	By:	/s/ Daniel Pess
		Name:	Daniel Pess
		Title:	President