Form 10-Q
period 2009-03-31
QUERYOBJECT SYSTEMS CORP
filed 2009-05-20
CIK 855743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☒    No ☐

There were 42,861,328 shares of the Registrant’s Common Stock, par value $.003, outstanding on May 15, 2009.

QUERYOBJECT SYSTEMS CORPORATION

FORM 10-Q

Quarter ended March 31, 2009

TABLE OF CONTENTS

i

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

ii

PART 1.  FINANCIAL INFORMATION

Item 1.                                Financial Statements and Supplementary Data.

QueryObject Systems Corporation

Condensed Balance Sheets

(Unaudited)

Assets

	March 31, 2009	December 31, 2008
Current Assets	(Unaudited)	(Audited)

Cash	$7,264	$11,009
Total Assets	$7,264	$11,009

Liabilities and Stockholders' Deficit

Current Liabilities

Accounts payable and accrued expenses	$60,274	$33,679
Convertible notes payable, less $9,700 and $35,083 unamortized discount at March 31, 2009 and December 31, 2008, respectively	150,300	135,300
Total Current Liabilities	210,574	168,979

Stockholders' Deficit
Preferred stock, $.001 par value; 4,000,000 share authorized none issued and outstanding	-	-
Common stock, $.003 par value; 250,000,000 shares authorized; 42,861,328 and 42,861,328 issued and outstanding at March 31, 2009 and December 31, 2008 respectively	128,584	128,584
Additional paid-in-capital	59,568,187	59,568,187
Accumulated deficit	(59,900,081)	(59,854,741)
Total Stockholders' Deficit	(203,310)	(157,970)
Total Liabilities and Stockholders' Deficit	$7,264	$11,009

See notes to unaudited financial statements

QueryObject Systems Corporation

Condensed Statements of Operations

	For the Three Months ended
	March 31, 2009	March 31, 2008

Revenues	$-	$-

Cost and Expenses
General and administrative	27,750	12,831
Interest expense	17,595	11,564
Loss before other income	45,345	24,395

Interest income	5	84

Net loss	$(45,340)	$(24,311)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Shares - Basic and Diluted	42,861,328	39,854,012

See notes to unaudited financial statements

QueryObject Systems Corporation

Condensed Statements of Cash Flows

	For the Three Months ended
	March 31, 2009	March 31, 2008

CASH FLOWS FROM OPERATING ACTIIVITIES:
Net loss	$(45,340)	$(24,311)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of beneficial conversion feature	15,000	9,409
Change in assets and liabilities:
Accounts payable and accrued expenses	26,595	(25,845)
NET CASH USED IN OPERATING ACTIVITIES	(3,745)	(40,747)

DECREASE IN CASH	(3,745)	(40,747)

CASH - BEGINNING OF YEAR	11,009	51,066

CASH - END OF PERIOD	$7,264	$10,319

SUPPLEMENTAL NONCASH FINANCING ACTIVITIES:
Beneficial conversion feature	$-	$37,634

See notes to unaudited financial statements

QueryObject Systems Corporation

Notes to the Unaudited Financial Statements

1.           Organization and Summary of Significant Accounting Policies

Organization
QueryObject Systems Corporation (the “Company”) was originally incorporated in California in February 1989. In November 1997, pursuant to a plan of corporate reorganization, the Company merged with its wholly owned Delaware subsidiary. The Company developed and marketed proprietary business intelligence software and application services solutions that enabled business managers to leverage existing corporate data in making strategic decisions. The company discontinued these operations in December 12, 2001 and since then has been inactive.

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

Diluted earnings per share are based on the potential dilution that would occur on exercise or conversion of securities into common stock. Outstanding options and warrants to purchase shares of common stock that could potentially dilute basic earnings per share in the future were not included in the computation of diluted net loss per share because to do so would have had an anti-dilutive effect for the periods presented. As a result, the basic and diluted per share amounts are identical for all periods presented. As of March 31, 2009, the Company has outstanding Senior Convertible Notes (see Note 3.) that are convertible into 53,333,333 common shares and warrants outstanding to purchase an additional 80,000,000 common shares.

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

2.           Going Concern

The Company has incurred operating losses since inception. The Company currently has no material assets and has been inactive since December 2001. The Company has insufficient cash to maintain commercially reasonable operations. In addition, the Company has no product to sell and has no revenue. After giving effect to the Company’s sale of a total of $160,000 of Senior Convertible Notes (see Note 3.), the Company’s cash and cash equivalent balance is still insufficient to satisfy its cash flow requirements on an operating basis for more than twelve months. The Company may seek to sell additional equity or debt securities in the future; however, there can be no assurance that the Company would be successful in raising sufficient additional funds. The sale of additional equity or debt securities would result in additional dilution to the Company’s stockholders’.

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

The fair value of the warrants and the beneficial conversion feature was $35,484 using the Black-Scholes option-pricing model with the following assumptions; no dividends; risk-free interest rate of 5%; an expected life of five years and volatility of 75%. Accordingly, the fair value of the amount allocated to the beneficial conversion feature is being amortized over the life of the Note (originally one year) and is reported as interest. Amortization of $0 and $9,225 was included as interest expense for the three months ended March 31, 2009 and 2008, respectively.

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

The fair value of the warrants and the beneficial conversion feature was $60,000 using the Black-Scholes option-pricing model with the following assumptions; no dividends; risk-free interest rate of 5%; an expected life of five years and volatility of 75%. Accordingly, the fair value of the amount allocated to the beneficial conversion feature will be amortized over the life of the 2008 notes (one year) and will be reported as interest. Amortization of $15,000 was included as interest expense for the three months ended March 31, 2009.

4.           Description of Securities

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

Forward Looking Statements

All statements other than statements of historical fact included in this report including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operation, are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934.  When used in this report, words such as “anticipate,” “believe,” “plan,” “expect,” “future,” “intend” and similar expressions, as they relate to us or our management, identify forward looking statements.  Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management.  Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission (the “SEC”).  All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

Plan of Operation

The Company has not realized any revenues from operations, and its plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months. It is not anticipated at present that it will experience any change in its current number of employees until such time as it may consummate a business combination.

Liquidity and Capital Resources

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable, as the Company is a smaller reporting company

ITEM 4.	CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time. Based on the evaluation under the framework in “Internal Control—Integrated Framework,” the Company’s management concluded that the Company’s internal control over financial reporting was effective at the reasonable assurance level as of March 31, 2009.

Changes in Internal Control Over Financial Reporting

The Company has made no significant changes in its internal controls over financial reporting, or in other factors that could significantly affect these controls during the three months ended December 31, 2008 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1A.	RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our Form 10-K filed for the fiscal year ended December 31, 2008.  Any of these factors could result in significant or material adverse effect on our results of operations or financial condition.  Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of March 31, 2009, there have been no material changes to the risk factors disclosed in the Form 10-K, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 6.	EXHIBITS

An index of exhibits filed as part of this Report is on page 13.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 20, 2009	QueryObject Systems Corporation

	By:	/s/ Daniel Pess
		Name:	Daniel Pess
		Title:	President

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive, Principal Financial and Principal Accounting Officer, pursuant to Rule 13a -14 and 15d-14 of the Securities Exchange Act of 1934.

32.1	Certification Principal Executive, Principal Financial and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002