Form 10-Q
period 2009-06-30
QUERYOBJECT SYSTEMS CORP
filed 2009-09-11
CIK 855743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2009

or

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

There were 42,861,328 shares of the Registrant’s Common Stock, par value $.003, outstanding on September 10, 2009.

QUERYOBJECT SYSTEMS CORPORATION

FORM 10-Q

Quarter ended June 30, 2009

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

References in this report to “we,” “us” or “the Company” refer to QueryObject Systems Corporation.

ii

PART 1.  FINANCIAL INFORMATION

Item 1.	Financial Statements and Supplementary Data.

QueryObject Systems Corporation

Condensed Balance Sheets

Assets

	June 30, 2009	December 31, 2008
Current Assets	(Unaudited)	(Audited)

Cash	$3,767	$11,009
Total Assets	$3,767	$11,009

Liabilities and Stockholders’ Deficit

Current Liabilities

Accounts payable and accrued expenses	$80,776	$33,679
Convertible notes payable, less $0 and $24,700 unamortized discount at June 30, 2009 and December 31, 2008, respectively	160,000	135,300
Total Current Liabilities	240,776	168,979

Stockholders’ Deficit
Preferred stock, $.001 par value; 4,000,000 share authorized none issued and outstanding	-	-
Common stock, $.003 par value; 250,000,000 shares Common stock, $.003 par value; 250,000,000 shares authorized; 42,861,328 shares issued and outstanding	128,584	128,584
Additional paid-in-capital	59,568,187	59,568,187
Accumulated deficit	(59,933,780)	(59,854,741)
Total Stockholders’ Deficit	(237,009)	(157,970)
Total Liabilities and Stockholders’ Deficit	$3,767	$11,009

See notes to unaudited financial statements

QueryObject Systems Corporation

Condensed Statements of Operations

(Unaudited)

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2009	2008	2009	2008

Revenues	$-	$-	$-	$-

Cost and Expenses
General and administrative	21,407	55,485	49,157	68,493
Interest expense	12,295	16,987	29,890	28,551
Loss before other income	33,702	72,472	79,047	97,044

Interest income	3	93	8	177

Net loss	$(33,699)	$(72,379)	$(79,039)	$(96,867)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Shares - Basic and Diluted	42,861,328	40,283,629	42,861,328	40,070,007

See notes to unaudited financial statements

QueryObject Systems Corporation

Condensed Statements of Cash Flows

(Unaudited)

	For the Six Months ended June 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(79,039)	$(96,867)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of beneficial conversion feature	24,700	23,934
Shares issued for interest	-	9,022
Change in assets and liabilities:
Accounts payable and accrued expenses	47,097	(31,233)

NET CASH USED IN OPERATING ACTIVITIES	(7,242)	(95,144)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of convertible notes	-	60,000

NET CASH FROM FINANCING ACTIVITIES	-	60,000

DECREASE IN CASH	(7,242)	(35,144)

CASH - BEGINNING OF PERIOD	11,009	51,066

CASH - END OF PERIOD	$3,767	$15,922

SUPPLEMENTAL NONCASH FINANCING ACTIVITIES:
Beneficial conversion feature	$-	$60,000

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

Summary of significant accounting policies

Basis of Presentation
The accompanying financial statements have been prepared, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The accompanying financial statements include the accounts of the Company.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods.  Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.  These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s Annual report on Form 10-K filed on April 15, 2009.  The results of the six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

Basic and diluted net loss per share
Basic net loss per share is computed by dividing the net loss by the sum of the weighted average number of shares of common stock outstanding.  The weighted average number of shares of common stock outstanding includes the number of common shares issued upon the exercise of options and warrants, as of the date of exercise.

Diluted earnings per share are based on the potential dilution that would occur on exercise or conversion of securities into common stock.  Outstanding options and warrants to purchase shares of common stock that could potentially dilute basic earnings per share in the future were not included in the computation of diluted net loss per share because to do so would have had an anti-dilutive effect for the periods presented.  As a result, the basic and diluted per share amounts are identical for all periods presented.  As of June 30, 2009, the Company has outstanding Senior Convertible Notes (see Note 3) that are convertible into 53,333,333 common shares and warrants outstanding to purchase an additional 80,000,000 common shares.

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

QueryObject Systems Corporation

Notes to the Unaudited Financial Statements

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

RECENT ISSUED ACCOUNTING STANDARDS

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”.  The new standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the issuance of financial statements. Specifically, the standard sets forth: 1) the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, 2) the circumstances that an entity should recognize events or transactions that occur after the balance sheet date, and 3) the disclosures that an entity should make about events or transactions that occur after the balance sheet date.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles- a replacement of FASB Statement No. 162”.  The new standard sets forth that the FASB Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied to nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also a source for authoritative GAAP for SEC registrants.  When the statement is effective, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.

2.           Going Concern

The Company has incurred operating losses since inception.  The Company currently has no material assets and has been inactive since December 2001.  The Company has insufficient cash to maintain commercially reasonable operations.  In addition, the Company has no product to sell and has no revenue.  After giving effect to the Company’s sale of a total of $160,000 of Senior Convertible Notes (see Note 3), the Company’s cash and cash equivalent balance is still insufficient to satisfy its cash flow requirements on an operating basis for more than twelve months.  The Company may seek to sell additional equity or debt securities in the future; however, there can be no assurance that the Company would be successful in raising sufficient additional funds.  The sale of additional equity or debt securities would result in additional dilution to the Company’s stockholders’.

QueryObject Systems Corporation

Notes to the Unaudited Financial Statements

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

On June 17, 2008, the Company issued a total of 3,007,316 shares of common stock to holders of the 2007 notes in payment of $9,022 in interest that had accrued through such date.  In addition, the Company entered into an amendment to the 2007 notes extending the expiration date thereof to May 19, 2009.  The Company did not repay any of the 2007 Notes on or before May 19, 2009 and is in the process of negotiating an extension to the due date of the 2007 Notes.

The fair value of the warrants and the beneficial conversion feature was $35,484 using the Black-Scholes option-pricing model with the following assumptions; no dividends; risk-free interest rate of 5%; an expected life of five years and volatility of 75%.  Accordingly, the fair value of the amount allocated to the beneficial conversion feature is being amortized over the life of the Note (originally one year) and is reported as interest.  Amortization of $0 and $18,634 was included as interest expense for the six months ended June 30, 2009 and 2008, respectively.

On May 19, 2008, the Company sold $60,000 of Senior Convertible Notes (the “2008 Notes”) to stockholders and certain Board members of the Company.  The 2008 Notes bears interest at 8% and are due on May 19, 2009.  The 2008 Notes are convertible at the option of the holders into 20,000,000 shares of the Company’s common stock.  The proceeds of the 2008 Notes are being used primarily to pay legal and professional fees to remain in reporting status with the Securities and Exchange Commission.  The Company also issued common stock purchase warrants exercisable for 10 years into 30,000,000 shares of the Company’s common stock at an exercise price of $.003 per share.  The Company did not repay any of the 2008 Notes on or before May 19, 2009 and is in the process of negotiating an extension to the due date of the 2008 Notes.

The fair value of the warrants and the beneficial conversion feature was $60,000 using the Black-Scholes option-pricing model with the following assumptions; no dividends; risk-free interest rate of 5%; an expected life of five years and volatility of 75%.  Accordingly, the fair value of the amount allocated to the beneficial conversion feature will be amortized over the life of the 2008 notes (one year) and will be reported as interest.  Amortization of $24,700 and $5,300 was included as interest expense for the six months ended June 30, 2009 and 2008, respectively.

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

As of June 30, 2009, there are 42,861,328 issued and outstanding shares of Common Stock and 4,000,000 shares of preferred stock, par value $0.001 per share, of which none have been designated or issued.  The following summarizes the important provisions of the Company’s capital stock.

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

QueryObject Systems Corporation

Notes to the Unaudited Financial Statements

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

5.   Subsequent Events

The Company has evaluated subsequent events through September 11, 2009 and has determined that there were no subsequent events to recognize or disclose in these financial statements

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

Plan of Operations

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

Liquidity and Capital Resources

On June 28, 2007, the Company issued a one-year convertible note in the face amount of $100,000 with an interest rate of 8%.  The note is convertible into 33,333,333 share of our common stock.  In connection with the issuance of the note, the Company issued warrants to purchase 50,000,000 shares of common stock.  The Company entered into an amendment to the 2007 notes extending the expiration date thereof to May 19, 2009.  The Company did not repay any of the 2007 Notes on or before May 19, 2009 and is in the process of negotiating an extension to the due date of the 2007 Notes.

On May 19, 2008, the Company issued one-year convertible notes in the face amount of $60,000 with an interest rate of 8%.  The notes are convertible into an aggregate of 20,000,000 shares of our common stock.  In connection with the issuance of these notes, the Company issued warrants to purchase 30,000,000 shares of common stock.  The Company did not repay any of the 2008 Notes on or before May 19, 2009 and is in the process of negotiating an extension to the due date of the 2008 Notes.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable, as the Company is a smaller reporting company

ITEM 4T.	CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f).  Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting.  There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls.  Accordingly, even effective internal controls over financial reporting can provide only reasonable assurance with respect to financial statement preparation.  Further, because of changes in conditions, the effectiveness of internal control may vary over time.  Based on the evaluation under the framework in “Internal Control—Integrated Framework,” the Company’s management concluded that the Company’s internal control over financial reporting was effective at the reasonable assurance level as of June 30, 2009.

Changes in Internal Control Over Financial Reporting

The Company has made no significant changes in its internal controls over financial reporting, or in other factors that could significantly affect these controls during the six months ended June 30, 2009 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

As of June 30, 2009, there have been no material changes to the risk factors disclosed in the Form 10-K, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

On June 28, 2007, the Company sold $100,000 of Senior Convertible Notes (the “2007 Notes”) to stockholders of the Company.  The 2007 Note bears interest at 8% and was originally due on June 28, 2008.

On June 17, 2008, the Company issued a total of 3,007,316 shares of common stock to holders of the 2007 notes in payment of $9,022 in interest that had accrued through such date.  In addition, the Company entered into an amendment to the 2007 notes extending the expiration date thereof to May 19, 2009.  The Company did not repay any of the 2007 Notes on or before May 19, 2009 and is in the process of negotiating an extension to the due date of the 2007 Notes.

On May 19, 2008, the Company sold $60,000 of Senior Convertible Notes (the “2008 Notes”) to stockholders and certain Board members of the Company.  The 2008 Notes bears interest at 8% and were due on May 19, 2009.  The Company did not repay any of the 2008 Notes on or before May 19, 2009 and is in the process of negotiating an extension to the due date of the 2008 Notes.

In the aggregate on the 2007 Notes and 2008 Notes, the Company is in default of an aggregate principal amount of $160,000 and as of the date hereof are in arrearage on $10,403.11 in aggregated accrued interest.

ITEM 5.	OTHER INFORMATION

See the  disclosure provided in Part II. Item 3. above concerning the Company’s default on the 2007 Notes and 2008 Notes.

ITEM 6.	EXHIBITS

An index of exhibits filed as part of this Report is on page 13.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 10, 2009	QueryObject Systems Corporation

	By:	/s/ Daniel Pess
		Name:	Daniel Pess
		Title:	President

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive, Principal Financial and Principal Accounting Officer, pursuant to Rule 13a -14 and 15d-14 of the Securities Exchange Act of 1934.

32.1	Certification Principal Executive, Principal Financial and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002